Form 10QSB
period 1995-09-30
M CORP
filed 1995-10-31
CIK 67715

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT
     OF 1934

       For the quarterly period ended         September 30, 1995


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number         0-1008


                        M CORP
(Exact name of small business issuer as specified in its charter)


                         Montana
(State or other  jurisdiction  of  incorporation  or  organization)

                       81-0268769
          (IRS Employer Identification No.)

      128  Second  Street  South, Great  Falls,  Montana 59405
            (Address of principal executive offices)


                    (406) 727-2600
               (Issuer's telephone number)


                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


   Check  whether the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes         No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                         Outstanding at September  30, 1995
$1.00 Par Value Common Stock                       867,358 Shares


Transitional Small Business Disclosure Format (Check One):  Yes     ;  No   X

                                  M CORP
                                  INDEX

                            SEPTEMBER 30, 1995

                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet -
       September 30, 1995                                             2

     Statements of Income -
         Three   Months   and   Nine  Months  Ended
         September   30,   1995 and 1994                              3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income                                 6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                 M CORP

                        CONSOLIDATED BALANCE SHEET

                            September 30, 1995
  ASSETS
Current Assets
 Cash                                                           $  7,902,407
 Marketable Securities, at Fair Value                              2,431,892
 Receivables - Net                                                    95,737
 Due From Related Parties                                            325,878

       Total Current Assets                                       10,755,914

Marketable Securities and Other Investments,
 at Fair Value                                                     7,289,113
Noncurrent Receivables                                               109,502
Property, Plant and Equipment, Net                                 1,419,698

              TOTAL ASSETS                                      $ 19,574,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Expenses                         $    331,173
  Deferred Income Taxes                                              288,000

       Total Current Liabilities                                     619,173

Provision for Estimated Title and
 Escrow Losses                                                     1,143,738
Minority Interests                                                 1,931,098
Excess of Fair Value of Net Assets
 Acquired Over Cost                                                   75,350
Deferred Income Taxes                                              1,486,700
STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value, 5,000,000
  shares authorized, 3,051,004 shares issued                       3,051,004
 Paid-In-Capital                                                   1,934,562
 Retained Earnings                                                 9,266,373
 Unrealized Gains on Investments                                   2,432,573
 Less: Treasury Stock, at Cost                                    (2,366,344)
       Total Stockholders' Equity                                 14,318,168

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 19,574,227


              See Notes to Consolidated Financial Statements

                              M CORP

                  CONSOLIDATED STATEMENTS OF INCOME



                                         For The Three                For The Nine
                                         Months Ended                 Months Ended
                                         September 30,                September 30,
                                  1995              1994           1995          1994

Operating Revenues             $  768,672        $1,274,160     $2,107,695    $3,518,726

Operating Expenses
  Salaries and Payroll
   Costs                          284,208           213,833        655,254       671,627
  Other Expenses                  211,232           265,634        638,460       706,184
                                  495,440           479,467      1,293,714     1,377,811

    Operating Income              273,232           794,693        813,981     2,140,915

Gain (Loss) on Sales of
 Equipment                         10,500                --         47,853        (1,016)
Minority Portion of
 (Income)                         (30,626)          (24,945)       (72,746)      (81,945)

Income Before Income
 Taxes                            253,106           769,748        789,088     2,057,954
Income Tax Expense                (92,000)         (280,000)      (280,000)     (800,000)

     Net Income                $  161,106        $  489,748     $  509,088    $1,257,954


Earnings Per Weighted
 Average Shares
 Outstanding:867,703 in
 1995 and 870,869 in
 1994)                         $      .19        $      .56     $      .59    $     1.44

Dividends Per Share            $      .10        $       --     $      .10    $       --





              See Notes To Consolidated Financial Statements
                                  -3-

                                  M CORP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                       1995            1994

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                         $     9,651   $ 1,901,710

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                     93,762         4,876
Cash Received on Principal of
 Notes Receivable                                         2,790        49,193
Cash Purchases of Minority Interests                     (2,049)       (2,190)
Capital Expenditures Paid in Cash                       (29,481)       (6,194)
Cash Used for Purchases of Marketable
 Securities Available for Sale                          (24,795)     (111,606)
Cash Received on Disposition of Marketable
 Securities Available For Sale                           84,515       541,043

Net Cash Provided By Investing
 Activities                                             124,742       475,122

     CASH FLOWS FROM FINANCING ACTIVITIES


Dividends Paid in Cash                                  (11,560)          --
Cash Purchases of Treasury Stock                         (3,322)       (2,732)

Net Cash (Used) By Financing Activities                 (14,882)       (2,732)

NET INCREASE IN CASH                                $   119,511   $ 2,374,100

CASH - BEGINNING OF PERIOD                            7,782,896     5,073,852

CASH - END OF PERIOD                                $ 7,902,407   $ 7,447,952


               See Notes to Consolidated Financial Statements

                                  M CORP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995


     In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1995 and the results of the Company's operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

      The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Per Share -

      The computation of earnings per share in the accompanying statements is based on the weighted average number of shares outstanding during each period.

Lines of Business -

      The Company is engaged in the title insurance agency business and in the ownership and rental of properties.

      GNI, Inc. owns approximately 80% of the Company's issued and outstanding common stock.

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) effective January 1, 1994. The Company has classified its investments, both current and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

     In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1995. The net unrealized holding gains at September 30, 1995, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at September 30, 1995.

     During 1994, the Company recovered $1,060,000 in full settlement of an obligation owed to the Company which had been reserved in a previous year as uncollectible.

                                  M CORP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1995


      A summary of the period to period changes in items included in the statements of income is shown below.

                                   COMPARISON            OF
                            THREE MONTHS               NINE MONTHS
                               ENDED                      ENDED
                            September 30,              September 30,
                            1995 AND 1994              1995 AND 1994


                                    INCREASES        (DECREASES)

Operating
  Revenues             $ (505,488)  (39.7%)        $(1,411,031)  (40.1%)

Operating
  Expenses                 15,973     3.3%             (84,097)   (6.1%)

Net Income               (328,642)  (67.1%)           (748,866)  (59.5%)



    Net income decreased $748,866 (59.5%) in the first nine months of 1995 as compared with the first nine months of 1994 due primarily to the recovery in 1994 of $1,060,000 of an obligation which was owed to the Company and which had been reserved in a previous year as uncollectible. Revenues decreased $1,411,031 (40.1%) in the first nine months of 1995 as compared with the first nine months of 1994 partially as a result of the 1994 recovery referred to above and partially due to a decrease, $367,645 (25.0%), in title insurance and related revenues. The decrease in title insurance and related revenues was due primarily to a decrease in the real estate economies within which the Company operates.
    Operating expenses decreased $84,097 (6.1%) in the first nine months of 1995 as compared with the first nine months of 1994 due primarily to a decrease in expenses associated with the Company's title insurance operations.
    The provision for income taxes decreased $520,000 (65.0%) in the first nine months of 1995 as compared with the first nine months of 1994 due to a decrease in pre-tax income.

                                M CORP

                               PART II

                          OTHER INFORMATION

                         SEPTEMBER 30, 1995


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                             M CORP

                           SIGNATURES



               In accordance with the requirements  of
          the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             M CORP
                           Registrant




Date:  October 30, 1995          s/T. D. Lampkins
                                 T. D. Lampkins
                                 Assistant Secretary-Treasurer



Date:  October 30, 1995          s/Jerry K. Mohland
                                 Jerry K. Mohland,
                                 Accountant