Form 10KSB
period 1995-12-31
M CORP
filed 1996-04-01
CIK 67715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB
                  (Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from          to

     Commission file number 0-1008

                                 M CORP
                (Name of small business issuer in its charter)

             Montana
(State or other jurisdiction of
incorporation or organization)

             81-0268769
(I.R.S. Employer Identification Number)

110 Second Street South, Great Falls, Montana      59405
  (Address of principal executive offices)       (Zip Code)

Issuer's telephone number (406) 727-2600

Securities registered under Section 12(b) of the Exchange Act:
          Title of Each Class
                NONE

Name of Each Exchange On Which Registered
                 N/A

Securities registered under Section 12(g) of the Exchange Act:
           Common Stock $1.00 Par Value
                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes XX     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year $2,870,220.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 1996, 113,500 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.


               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
867,358 shares $1.00 value common stock are outstanding as of February
28, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENTS                           FORM 10-KSB REFERENCE

     Annual Report to Shareholders for           Part I,   Items 1 and 2
     the year ended December 31, 1995.           Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV, Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                                  M CORP

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     A description of the Company's business is set forth on Page 1 and in Note 14 (Page 18) of Exhibit 13, the Annual Report to
     Shareholders for the year ended December 31, 1995 which description is incorporated herein by reference.

     The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

     A description of the Company's properties is set forth on Page 1 and in Note 13 (Page 17) of Exhibit 13, the Annual Report to
     Shareholders for the year ended December 31, 1995, which description is incorporated herein by reference.

     In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expires in 1997, but may be terminated upon six (6) months notice. The lease for the office space in Forsyth expires in 2000. See Note 9 - Commitments, of the notes to consolidated financial statements on Page 16 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1995 which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                  M CORP

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION; AND

ITEM 7.  FINANCIAL STATEMENTS

     Items 5, 6 and 7 are set forth on Page 19, Pages 1 and 2 and
     Pages 3 to 18, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1995, which report is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning accounting principles or practices or financial statement disclosures between the Company and the Company's independent auditor during the two most recent years.

                                  M CORP

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1996 annual meeting of shareholders or until their successors are elected and qualify.

     NAME, AGE, AND YEAR ELECTED DIRECTOR        POSITION

     R. Bruce Robson,       54,  1994            Director


     G. Robert Crotty, Jr., 68,  1995            Director


     S. M. McCann,          32,  1994            Director,
                                                 President

     R. Bruce Robson is the secretary-treasurer and a director of Medical Information Processing Systems, Inc. and a director of TSI, Inc., a subsidiary of the Company.

     G. Robert Crotty, Jr. is a director of TSI, Inc.

     S. M. McCann is a director of GNI, Inc. (the Company's parent company), UAC,Inc. and Diversified Realty, Inc., subsidiaries of the Company.

     Family Relationships

     S. M. McCann is a daughter of Anne Marie and Paul J. McCann (see item 11(a) on the following page). There are no other family relationships among the directors and officers listed above and there are no arrangements or understandings pursuant to which any of them were elected as directors or officers.

     Business Experience of Executive Officers

     R. Bruce Robson has been a Director of the Company since
     February, 1994.  Mr. Robson is the Data Processing Manager,
     Sletten Construction Co., Great Falls, Montana.

     G. Robert Crotty, Jr. is an attorney at law and a partner in the law firm of Graybill, Ostrem & Crotty in Great Falls, Montana.

     S. M. McCann is an attorney at law and an investor residing in San Luis Obispo, California.

     Based solely on its review of reports of persons subject to
     Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.

                                   III-1
                                     3.

                                   M CORP

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidaries to the Company's President for 1995, 1994 and 1993. No other officer or director of the Company or the Company's consolidated subsidaries received total cash compensation in excess of $100,000 for 1995, 1994 or 1993.

                     Summary Compensation Table

    Name and                  Calender                    Total Cash
Principal Position             Year                      Compensation

S. M. McCann                  1995                         $      0
    President, Director       1994                         $    250

Paul J. McCann                1993                         $ 36,001
    President, Director

The Company does not have any stock appreciation rights plans, stock option plans or long-term incentive plans and there was no other material compensation paid during 1995, 1994 or 1993. The Company has not adopted a formal plan for the compensation of directors. During 1995 the Company and its consolidated subsidiaries paid a total of $ 1,250 to directors of the Company and the Company's consolidated subsidaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1996.

                                                 Amount and
                                                   Nature
       Title of       Name and Address of        of Beneficial    Percent
        Class         Beneficial Owner            Ownership      of Class

      $1.00 Par       GNI, Inc.                     700,286        80.7%
      Value Common    110 Second Street South
        Stock         Great Falls, MT 59403

      $1.00 Par       Anne Marie and Paul J.        753,858 (1)    86.9%
      Value Common    McCann Family Members
                      P.O. Box 2249
                      Great Falls, MT 59403

(1) Includes the 700,286 shares owned by GNI, Inc., of which firm members of the Anne Marie and Paul J. McCann family own over 50% of the outstanding stock, 52,052 shares owned by FDC, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock and 1,520 shares owned by members of the Anne Marie and Paul J. McCann family. Anne Marie and Paul J. McCann each disclaim beneficial interest in any shares of stock not owned of record directly by them. Neither Anne Marie nor Paul J. McCann personally own any shares of stock in the Company.

                                  III-2
                                    4.

                                  M CORP


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(a) Security Ownership of Certain Beneficial Owners - Continued

S.M. McCann is the record owner of 400 shares of stock of the Company.

Paul J. McCann disclaims beneficial ownership in any shares of stock not owned of record by him.

(b) Security Ownership of Management

The following table sets forth as of February 28, 1996, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary
Compensation Table and by all directors and executive officers of the Company as a group:


                                  Amount and Nature
Name of Beneficial Owner          of Beneficial Ownership          Percent

R. Bruce Robson                         10                           --

G. Robert Crotty, Jr.                   --                           --

S.M. McCann                            400 (1)                       --

All Directors and Officers
 as a Group                            410 (1)                       --

     (1) See Note (1) item 11(a) beginning on the preceding page.

(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GNI, Inc., owner of 80.7% of the outstanding stock of M Corp
(see Item 11(a) on page 4) was indebted to the Company and/or its subsidiaries in the amount of $198,045 at December 31, 1995. The indebtedness has since been paid in full. The largest aggregate amount of indebtedness outstanding at any time during 1995 was $198,045. DDI, Inc., a company which is owned more than 50% by members of the Anne Marie and Paul J. McCann family, was indebted to the Company and/or its subsidiaries in the amount of $108,834 at December 31, 1995. The indebtedness has since been paid in full. The largest aggregate amount of indebtedness outstanding at any time during 1995 was $157,882. During 1995, the Company and its consolidated subsidiaries compensated members of Paul J. McCann's family the total amount of $40,754.

                                  III-3

                                  M CORP

                                  PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. 13 - M Corp Annual Report to Shareholders for the year ended
December 31, 1995.

No. 22 - Subsidiaries of the Registrant.

No. 27 - Financial Data Schedule



(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                                  M CORP

                                SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 M CORP




     Date:  February 28, 1996          By:  s/S. M. McCann
                                              S. M. McCann, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 1996.



Chairman of the Board,
President,
Principal Executive
and Financial Officer                       s/S. M. McCann
                                              S. M. McCann


Director                                    s/R. Bruce Robson
                                              R. Bruce Robson


Principal Accountant                        s/Jerry K. Mohland
                                              Jerry K. Mohland