Form 10QSB
period 1996-03-31
M CORP
filed 1996-05-10
CIK 67715

U.S. Securities and Exchange Commission
                          	Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

       For the quarterly period ended         March 31, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number          0-1008


                                M Corp
     (Exact name of small business issuer as specified in its charter)

            Montana                           81-0268769
(State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

            128 Second Street South, Great Falls, Montana   59405
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

            Class                        Outstanding at March 31, 1996
$1.00 Par Value Common Stock                     867,358 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No    X

                                 	M CORP

                                  	INDEX

                             	MARCH 31, 1996


	                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 1996  		                                                  2

Statements of Income -
  Three Months Ended March 31, 1996 and 1995		                        3

Statements of Cash Flows -
  Three Months Ended March 31, 1996 and 1995		                        4

Notes to Consolidated Financial Statements 		                         5

  Management's Discussion and Analysis of the
  Consolidated Statements of Income 		                                6


PART II

  Other Information 		                                                7

  Signatures         		                                               8

                                 M CORP

                       	CONSOLIDATED BALANCE SHEET

                          	AS OF MARCH 31, 1996

  ASSETS

Current Assets
 Cash                                                         $   8,951,564
 Marketable Securities, at Fair Value                             2,570,006
 Receivables - Net                                                   56,783
 Prepaid Expenses                                                    22,300

       Total Current Assets                                      11,600,653

Marketable Securities and Other Investments,
 at Fair Value                                                    7,287,088

Noncurrent Receivables                                              111,209

Property, Plant and Equipment, Net                                1,347,858

              TOTAL ASSETS                                    $  20,346,808



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                       $     250,961
  Income Taxes Payable                                              148,783
  Deferred Income Taxes                                             344,400

       Total Current Liabilities                                    744,144

Provision for Estimated Title and
 Escrow Losses                                                    1,110,293

Minority Interests                                                1,984,293

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  71,240

Deferred Income Taxes                                             1,483,400

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value, 5,000,000
  shares authorized, 3,051,004 shares issued                      3,051,004
 Paid-In-Capital                                                  1,934,562
 Retained Earnings                                                9,833,217
 Unrealized Gains on Investments                                  2,500,999
 Teasury Stock, at Cost                                          (2,366,344)

       Total Stockholders' Equity                                14,953,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  20,346,808

                	See Notes to Consolidated Financial Statements

                                 M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                         March 31,
                                                     1996          1995
Operating Revenues                               $  835,502    $  644,563

Operating Expenses
    Salaries & Payroll Costs                        183,657       180,119
    Other Expenses                                  171,616       208,427

        Total Expenses                              355,273       388,546

                                                    480,229       256,017

Amortization of Deferred Credit                       2,055         2,055

Minority Portion of (Income)                        (32,450)      (16,900)

Income Tax Expense                                 (172,000)      (81,500)

        Net Income                               $  277,384     $  159,672


Earnings Per Weighted Average Shares
  Outstanding:  (867,358 in 1996 and
  868,210 in 1995)                               $      .32     $      .18

Dividends Per Share                              $       --     $       --


               See Notes to Consolidated Financial Statements

                               	M CORP

                  	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Three Months Ended

                                                         March 31,
                                                    1996   	        1995
     CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided (Used) By Operating
 Activities                                      $  372,464     $ (212,385)

     CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sales of Property,
 Plant and Equipment                                  1,289             -
Cash Received on Principal of
 Notes Receivable                                       945            940
Cash Purchases of Minority Interests                     -            (497)
Capital Expenditures Paid in Cash                        -          (1,339)
Cash Used for Purchases of Marketable
 Securities Available For Sale                      (66,904)        (4,910)
Cash Received on Disposition of Marketable
 Securities Available For Sale                      204,375         82,840

Net Cash Provided By Investing
 Activities                                         139,705         77,034

     CASH FLOWS FROM FINANCING ACTIVITIES
Cash Payments Received From Affiliates              306,878             -
Cash Purchases of Treasury Stock                         -          (2,176)

Net Cash Provided (Used) By
  Financing Activities                              306,878         (2,176)

NET INCREASE (DECREASE) IN CASH                     819,047       (137,527)

CASH - BEGINNING OF PERIOD                        8,132,517      7,782,896

CASH - END OF PERIOD                             $8,951,564     $7,645,369

                 	See Notes to Consolidated Financial Statements

                                   M CORP

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	MARCH 31, 1996


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1996 and the results of the Company's operations and cash flows for the three months ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

M Corp is engaged in the title insurance agency business and in the ownership and rental of properties.

GNI, Inc. owns approximately 80% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. The Company has classified its investments, both current and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1996. The net unrealized holding gains at March 31, 1996, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at March 31, 1996.

                                	M CORP

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                      OF THE STATEMENTS OF INCOME

                             	MARCH 31, 1996

A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON OF
                                       Three Months
                                           Ended
                                         March 31,
                                       1996 and 1995
                                          Increases
                                         (Decreases)

Operating Revenues                   $ 190,939    29.6%

Operating Expenses                   $ (33,273)   (8.6%)

Net Income                           $ 117,712    73.7%



Operating revenues increased $190,939, 29.6%, in the first quarter of 1996 as compared with the first quarter of 1995. During the first quarter of 1996, the Company realized net gains on the disposition of avaliable-for-sale investments in the amount of $134,091 whereas a net loss on the disposition of available-for-sale investments was incurred in the first quarter of 1995 in the amount of $19,418. Revenues from the Company's title insurance operations increased $57,991, 18.1%, in the first quarter of 1996 as compared with the first quarter of 1995 due primarily to an increase in the real estate economies within which the Company operates.

Depreciation expense decreased $10,211, 30.8%, in the first quarter of 1996 as compared wqith the first quarter of 1995 due in part to the sale of properties during 1995 and in part to the full depreciation of equipment during 1995.

Other expenses decreased $26,149, 14.9%, in the first quarter of 1996 as compared with the first quarter of 1995 due in part to the sale of properties during 1995 and in part to lower maintenance and repair expenses.

The provision for income tax expense increased $90,500, 111.0%, in the first quarter of 1996 as compared with the first quarter of 1995 due primarily to the increase in pre-tax income which was primarily the result of the net gains realized on the disposition of available-for-sale investments.

                                  	M CORP

                                  	PART II

                             	OTHER INFORMATION

                               	MARCH 31, 1996


ITEM 1	LEGAL PROCEEDINGS

       None

ITEM 2	CHANGES IN SECURITIES

       None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5	OTHER INFORMATION

       None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

       None

                              	SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           	       M CORP
	                                Registrant



Date:  April 29, 1996		                s/N. Scott Atchison
                                         N. Scott Atchison
                                         Assistant Secretary-Treasurer



Date:  April 29, 1996		                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant