Form 10QSB
period 1996-06-30
M CORP
filed 1996-08-08
CIK 67715

U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1996


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number         0-1008


                             M CORP
     (Exact name of small business issuer as specified in its charter)


              Montana                             81-0268769
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


                128 Second Street South, Great Falls, Montana   59405
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

         Class                             Outstanding at June 30, 1996
$1.00 Par Value Common Stock                      867,358 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  June 30, 1996                                                  2

Statements of Income -
  Three Months and Six Months Ended June 30, 1996
  and 1995.		                                                    3

Statements of Cash Flows -
  Six Months Ended June 30, 1996 and 1995		                      4

Notes to Consolidated Financial Statements		                     5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income		                          6


PART II

  Other Information		                                            7

  Signatures		                                                   8

                                 M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF JUNE 30, 1996


  ASSETS

Current Assets
 Cash                                                        $  8,844,576
 Marketable Securities, at Market                               2,584,180
 Receivables - Net                                                114,514
 Income Tax Prepayments                                            74,367
 Prepaid Expenses                                                  10,900

       Total Current Assets                                    11,628,537

Marketable Securities and Other Investments                     7,597,425
Noncurrent Receivables                                            110,113
Property, Plant and Equipment, Net                              1,324,856

              TOTAL ASSETS                                   $ 20,660,931



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    194,685
  Deferred Income Taxes                                           349,800

      Total Current Liabilities                                   544,485

Provision for Estimated Title and
 Escrow Losses                                                  1,092,233

Minority Interests                                              2,025,023

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                69,185

Deferred Income Taxes                                           1,608,800

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value, 5,000,000
  shares authorized, 3,051,004 shares issued                    3,051,004
 Paid-In-Capital                                                1,934,562
 Retained Earnings                                             10,028,122
 Unrealized Gains on Investments                                2,673,861
 Treasury Stock, at Cost                                       (2,366,344)

       Total Stockholders' Equity                              15,321,205

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 20,660,931


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                  June 30,                    June 30,
                              1996        1995            1996        1995
Operating Revenues      $  778,778    $  692,405      $1,616,335  $1,339,023

Operating Expenses
  Salaries and Payroll
   Costs                   198,548       190,927         382,205     371,046
  Other Expenses           243,498       218,801         415,114     427,228

                           442,046       409,728         797,319     798,274

    Operating Income       336,732       282,677         819,016     540,749

Gain (Loss) on Sales of
  Equipment                   -           37,353            -         37,353

Minority Portion of
 (Income)                  (24,277)      (25,220)        (56,727)    (42,120)

Income Before Income
 Taxes                     312,455       294,810         762,289     535,982

Income Tax Expense        (118,000)     (106,500)       (290,000)   (188,000)

     Net Income         $  194,455    $  188,310      $  472,289  $  347,982

Earnings Per Weighted
 Average Shares
 Outstanding (867,358 in
 1996 and 867,876 in
 1995)                  $     .22     $      .22       $     .54  $      .40

Dividends Per Share     $      --     $       --       $      --  $      --



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Six Months Ended
                                                     June 30,
                                                1996           1995

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                 $  265,027      $  (409,620)

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                             5,523           83,262

Cash Received on Principal of
 Notes Receivable                                1,914            1,896

Cash Purchases of Minority Interests            (1,496)          (1,728)

Capital Expenditures Paid in Cash                 -             (25,889)

Cash Used for Purchases of Marketable
 Securities Available for Sale                 (71,887)         (21,813)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                 206,100           82,915

Net Cash Provided By Investing Activities      140,154          118,643

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Payments Received From Affiliates         306,878             -

Cash Purchases of Treasury Stock                  -              (3,322)

Net Cash Provided (Used) By
  Financing Activities                         306,878           (3,322)


NET INCREASE (DECREASE) IN CASH                712,059         (294,299)

CASH - BEGINNING OF PERIOD                   8,132,517        7,782,896

CASH - END OF PERIOD                       $ 8,844,576      $ 7,488,597


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1996 and the results of the Company's operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Per Share -

The computation of earnings per share in the accompanying statements is based on the weighted average number of shares outstanding during each period.

Lines of Business -

M Corp is engaged in the title insurance business and in the ownership and rental of properties.

GNI, Inc. owns approximately 81% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Finanacial Accounting Standards No. 115 (SFAS No. 115) effective January 1, 1994. The Company has classified its investments, both current and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, of Availabe-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1996. The net unrealized holding gain at June 30, 1996, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders's equity at June 30, 1996.

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	JUNE 30, 1996


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             JUNE 30,                   JUNE 30,
                          1996 AND 1995              1996 AND 1995
                             INCREASES                (DECREASES)
Operating
Revenues                $  86,373   12.5%           $ 277,312   20.7%

Operating
Expenses                   32,318    7.9%                (955)    .1%


Net Income                  6,145    3.3%             124,307   35.7%


Operating revenues increased $277,312, 20.7%, in the first six months of 1996 as compared with the first six months of 1995. During the first six months of 1996, the Company realized net gains on the disposition of available-for-sale investments in the amount of $135,728 whereas a net loss in the amount of $19,392 was incurred on the disposition of available-for-sale investments during the first six months of 1995. Revenues from the Company's title insurance operations increased $137,106, 20.2%, in the first six months of 1996 as compared with the first six months of 1995 due primarily to an increase in the real estate economies within which the Company operates.

Salaries and payroll costs increased $11,159, 3.0%, in the first six months of 1996 as compared with the first six months of 1995 due primarily to an increase in payroll rates and an increase in the number of employees employed in the Company's title insurance operations.

The provision for income taxes increased $102,000, 54.3%, in the first six months of 1996 as compared with the first six months of 1995 due primarily to the increase in pre-tax income.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	JUNE 30, 1996


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





                           	     M CORP
	                              Registrant



Date:  July 29, 1996	              s/N. Scott Atchison
	                                    N. Scott Atchison,
	                                    Assistant Secretary-Treasurer




Date: July 29, 1996 	              s/Jerry K. Mohland
	                                    Jerry K. Mohland,
	                                    Accountant