Form 10QSB
period 1996-09-30
M CORP
filed 1996-11-14
CIK 67715

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996


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

           Class                         Outstanding at September 30, 1996
$1.00 Par Value Common Stock                       867,358 Shares


Transitional Small Business Disclosure Format (Check One):  Yes     ;  No   X

                                  M CORP
                                  INDEX

                            SEPTEMBER 30, 1996

                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet -
       September 30, 1996                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1996 and 1995                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income                                 6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                 M CORP

                        CONSOLIDATED BALANCE SHEET

                            September 30, 1996
  ASSETS
Current Assets
 Cash                                                         $   9,381,237
 Marketable Securities, at Fair Value                             2,534,372
 Receivables - Net                                                   96,047

       Total Current Assets                                      12,011,656

Marketable Securities and Other Investments                      10,257,457

Noncurrent Receivables                                               11,942

Property, Plant and Equipment, Net                                1,301,960

              TOTAL ASSETS                                    $  23,583,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     227,448
  Income Taxes Payable                                               13,631
  Deferred Income Taxes                                             349,000

       Total Current Liabilities                                    590,079

Provision for Estimated Title and
 Escrow Losses                                                    1,074,173

Minority Interests                                                2,197,998

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  67,130

Deferred Income Taxes                                             2,692,700

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value, (5,000,000
  shares authorized, 3,051,004 shares issued)                     3,051,004
 Additional Paid-In-Capital                                       1,934,562
 Retained Earnings                                               10,239,351
 Unrealized Gains on Investments                                  4,102,362
 Treasury Stock, at Cost                                         (2,366,344)

       Total Stockholders' Equity                                16,960,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  23,583,015


              See Notes to Consolidated Financial Statements

                              M CORP

                  CONSOLIDATED STATEMENTS OF INCOME



                                      For The Three                   For The Nine
                                      Months Ended                    Months Ended
                                      September 30,                   September 30,
                                  1996              1995           1996          1995

Operating Revenues             $  768,466        $  768,672     $2,384,801    $2,107,695

Operating Expenses
  Salaries and Payroll
   Costs                          196,742           284,208        578,947       655,254
  Other Expenses                  212,989           211,232        628,103       638,460

                                  409,731           495,440      1,207,050     1,293,714

    Operating Income              358,735           273,232      1,177,751       813,981

Gain (Loss) on Sales of
 Equipment                           -               10,500           -           47,853
Minority Portion of
 (Income)                         (27,506)          (30,626)       (84,233)      (72,746)

Income Before Income
 Taxes                            331,229           253,106      1,093,518       789,088
Income Tax Expense               (120,000)          (92,000)      (410,000)     (280,000)

     Net Income                $  211,229        $  161,106     $  683,518    $  509,088


Earnings Per Common
  Share and Common Stock
  Equivalents:                 $     0.24         $      .19     $     0.79   $      .59

Dividends Per Share            $     -            $      .10     $       -    $      .10





              See Notes To Consolidated Financial Statements

                                  M CORP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                       1996           1995

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                         $   643,016   $     9,651

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                      5,523        93,762

Cash Received on Principal of
 Notes Receivable                                       107,388         2,790

Cash Purchases of Minority Interests                     (2,329)       (2,049)

Capital Expenditures Paid in Cash                           -         (29,481)

Cash Used for Purchases of Marketable
 Securities Available for Sale                         (184,209)      (24,795)

Cash Received on Disposition of Marketable
 Securities Available For Sale                          372,453        84,515

Net Cash Provided By Investing
 Activities                                             298,826       124,742

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Payments Received From Affiliates                  306,878           -

Dividends Paid in Cash                                      -         (11,560)

Cash Purchases of Treasury Stock                            -          (3,322)

Net Cash Provided (Used) By Financing Activities        306,878       (14,882)

NET INCREASE IN CASH                                $ 1,248,720   $   119,511

CASH - BEGINNING OF PERIOD                            8,132,517     7,782,896

CASH - END OF PERIOD                                $ 9,381,237   $ 7,902,407


               See Notes to Consolidated Financial Statements

                                  M CORP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1996


     In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1996 and the results of the Company's operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

     The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Per Share -

     Earnings per common share and common stock equivalents has been computed in the accompanying unaudited financial statements based upon the weighted average number of common stock and common stock equivalent shares outstanding during each period; 867,358 shares in 1996 and 867,703 shares in 1995. Options granted by the Company are considered common stock equivalents for purposes of the computation of earnings per share in the accompanying unaudited financial statements.


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

     In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1996. The net unrealized holding gains at September 30, 1996, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at September 30, 1996.

                                  M CORP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1996


      A summary of the period to period changes in items included in the statements of income is shown below.

                                   COMPARISON            OF
                            THREE MONTHS               NINE MONTHS
                               ENDED                      ENDED
                            September 30,              September 30,
                            1996 AND 1995              1996 AND 1995


                                    INCREASES        (DECREASES)

Operating
  Revenues             $   (206)      (.0%)        $  277,106     13.1%

Operating
  Expenses              (85,709)    (17.3%)           (86,664)    (6.7%)

Net Income               50,123      31.1%            174,430     34.3%


Operating revenues increased $277,106, 13.1%, in the first nine months of 1996 as compared with the first nine months of 1995. During the first nine months of 1996, the Company realized net gains on the disposition of available-for-sale investments in the amount of $135,728 whereas a net loss in the amount of $19,392 was incurred on the disposition of available-for sale investments during the first nine months of 1995. Revenues from the Company's title insurance operations increased $144,710, 13.1%, in the first nine months of 1996 as compared with the first nine months of 1995 due primarily to an increase in the real estate economies within which the Company operates.

The provision for income tax expense increased $130,000, 46.4%, in the first nine months of 1996 as compared with the first nine months of 1995 due primarily to the increase in pre-tax income.

                                M CORP

                               PART II

                          OTHER INFORMATION

                         SEPTEMBER 30, 1996


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the third quarter of 1996. However, on October 29, 1996, a meeting of shareholders was held at which the company's entire Board of Directors was elected. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1996.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                             M CORP

                           SIGNATURES



               In accordance with the requirements  of
          the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             M CORP
                           Registrant




Date:  October 30, 1996          s/N. Scott Atchison
                                   N. Scott Atchison
                                   Assistant Secretary-Treasurer



Date:  October 30, 1996          s/Jerry K. Mohland
                                   Jerry K. Mohland,
                                   Accountant