Form 10KSB
period 1996-12-31
M CORP
filed 1997-03-31
CIK 67715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB
                  (Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

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

State issuer's revenues for its most recent fiscal year $3,274,771.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 1997, 110,360 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.


               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

867,358 shares $1.00 value common stock are outstanding as of February
28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENTS                           FORM 10-KSB REFERENCE

     Annual Report to Shareholders for           Part I,   Items 1 and 2
     the year ended December 31, 1996.           Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV, Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                                  M CORP

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A description of the Company's business is set forth on Page 1 and in Notes 14 and 17 (Pages 16 and 20, respectively) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996 which description is incorporated herein by reference.

The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's properties is set forth on Page 1 and in Note 16 (Page 18) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996, which description is incorporated herein by reference.

In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expires in 1997, but may be terminated upon six (6) months notice. The lease for the office space in Forsyth expires in 2000. See Note 9 - Commitments, of the Notes to Consolidated Financial Statements on Page 16 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996 which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996 a meeting of security holders was held at which the Company's entire Board of Directors was elected. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1996.

                                  M CORP

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION; AND

ITEM 7.  FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 21, Pages 1 and 2 and Pages 3 to 20, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996, which report is incorporated herein by reference.

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

                                  M CORP

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1997 annual meeting of shareholders or until their successors are elected and qualify.

     NAME, AGE, AND YEAR ELECTED DIRECTOR        POSITION

     R. Bruce Robson,       55,  1994            Director


     G. Robert Crotty, Jr., 69,  1995            Director


     S. M. McCann,          33,  1994            Director,
                                                 President

R. Bruce Robson is a director and secretary-treasurer of Medical Information Processing Systems, Inc. and a director of TSI, Inc., a subsidiary of the Company.

G. Robert Crotty, Jr., an attorney at law, is a director of TSI, Inc.

S. M. McCann, an attorney at law, is a director of GNI, Inc. (the Company's parent company), UAC, Inc. and Diversified Realty, Inc., subsidiaries of the Company.

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

S. M. McCann is an attorney at law and an investor in San Luis Obispo, California.

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.

                                   III-1
                                     3.

                                   M CORP

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidaries to the Company's President for 1996, 1995 and 1994. No officer or director of the Company or the Company's consolidated subsidaries received total cash compensation in excess of $100,000 for 1996, 1995 or 1994.

                     Summary Compensation Table

    Name and                  Calender                    Total Cash
Principal Position             Year                      Compensation

S. M. McCann                   1996                        $      0
President, Director            1995                        $      0
                               1994                        $    250

The Company does not have any compensatory stock appreciation rights plans or compensatory stock option palns. During 1996, the Company's Board of Directors granted S. M. McCann the option to purchase 36,000 shares of the Company's unissued common stock at the exercise price of five dollars per share. Also during 1996, the Company's Board of Directors granted Paul J. McCann the option to purchase 175,000 shares of the Company's unissued common stock at the exercise price of five dollars per share. The options are classified as non-statutory stock options. The options expire on September 1, 2003. The Company has not adopted a formal plan for the compensation of directors. During 1996 the Company and its consolidated subsidiaries paid a total of $200 to directors of the Company and the Company's consolidated subsidaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1997.

                                                 Amount and
                                                   Nature
       Title of       Name and Address of        of Beneficial    Percent
        Class         Beneficial Owner            Ownership      of Class

      $1.00 Par       GNI, Inc.                     700,341        64.9%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Anne Marie and Paul J.        967,998 (1)    89.8%
      Value Common    McCann Family Members
                      P.O. Box 2249
                      Great Falls, MT 59403

(1) Includes the 700,341 shares owned by GNI, Inc., of which firm members of the Anne Marie and Paul J. McCann family own, directly or indirectly, over 50% of the outstanding stock, 55,137 shares owned by FDC, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock, 1,520 shares owned outright by members of the Anne Marie and Paul J. McCann family. and options to acquire 211,000 shares of the Company's unissued common stock. Neither Anne Marie McCann nor Paul J. McCann directly own of record any shares of stock of the Company. Anne Marie and Paul J. McCann each disclaim beneficial interest in any shares of stock not owned of record directly by them.



                                  III-2
                                    4.

                                  M CORP


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(a) Security Ownership of Certain Beneficial Owners - Continued

S.M. McCann is the record owner of 400 shares of stock of the Company and holds an option to acquire 36,000 shares of the Company's unissued common stock. Paul J. McCann holds an option to acquire 175,000 shares of the Company's unissued common stock. Paul J. McCann disclaims beneficial ownership in any shares of stock not owned of record by him. Anne Marie McCann disclaims beneficial ownership in any shares of stock not owned of record by her. Neither Anne marie McCann nor Paul J. McCann directly own of record any shares of stock of the Company.

(b) Security Ownership of Management

The following table sets forth as of February 28, 1997, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:


                                  Amount and Nature
Name of Beneficial Owner          of Beneficial Ownership          Percent

R. Bruce Robson                         10                           --

G. Robert Crotty, Jr.                   --                           --

S.M. McCann                         36,400 (1                        3.4%

All Directors and Officers
 as a Group                         36,410 (1)                       3.4%


(1) See Note (1) item 11(a) beginning on the preceding page.

(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company (and its consolidated subsidiaries) and related persons are disclosed in Note 13 (Page 17) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1996 which description is incorporated herein by reference. During 1996, the Company and its consolidated subsidiaries compensated members oif Paul J. McCann's family the total amount of $105,225. During 1995, the Company and its consolidated subsidiaries compensated members of Paul J. McCann's family the total amount of $40,754.

                                  III-3

                                  M CORP

                                  PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. 13 - M Corp Annual Report to Shareholders for the year ended
December 31, 1996.

No. 22 - Subsidiaries of the Registrant.

No. 27 - Financial Data Schedule



(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                                  M CORP

                                SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 M CORP




     Date:  February 28, 1997          By:  s/S. M. McCann
                                              S. M. McCann, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 1997.



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