Form 10QSB
period 1997-03-31
M CORP
filed 1997-05-15
CIK 67715

U.S. Securities and Exchange Commission
                          	Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1997


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

                              Not Applicable
(Former name, former address and former fiscal year, if changed sinc last report)

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

            Class                        Outstanding at March 31, 1997
$1.00 Par Value Common Stock                     867,358 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No    X

                                 	M CORP

                                  	INDEX

                             	MARCH 31, 1997


                                                             Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 1997  		                                              2

Statements of Income -
  Three Months Ended March 31, 1997 and 1996                      3

Statements of Cash Flows -
  Three Months Ended March 31, 1997 and 1996                      4

Notes to Consolidated Financial Statements 		                     5

  Management's Discussion and Analysis of the
  Consolidated Statements of Income 		                            6


PART II

  Other Information 		                                            7

  Signatures     		                                               8

                                 M CORP

                       	CONSOLIDATED BALANCE SHEET

                          	AS OF MARCH 31, 1997

  ASSETS

Current Assets
 Cash                                                         $  15,288,350
 Marketable Securities, at Fair Value                             1,648,792
 Receivables - Net                                                   75,204
 Prepaid Expenses                                                    24,000

       Total Current Assets                                      17,036,346

Noncurrent Investments, at Fair Value                             6,689,420
Noncurrent Receivables                                               10,974
Property, Plant and Equipment, Net                                1,232,064

              TOTAL ASSETS                                    $  24,968,804



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     299,997
  Income Taxes Payable                                            2,224,641
  Deferred Income Taxes                                             156,000

       Total Current Liabilities                                  2,680,638

Provision for Estimated Title and
 Escrow Losses                                                    1,052,352

Minority Interests                                                2,277,576

Deferred Income Taxes                                             1,101,400

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  63,020

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
 5,000,000 shares authorized,
 3,051,004 shares issued                                          3,051,004
 Paid-In-Capital                                                  9,934,562
 Retained Earnings                                                5,400,753
 Unrealized Gains on Investments                                  1,773,843
 Treasury Stock, at Cost                                         (2,366,344)

       Total Stockholders' Equity                                17,793,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  24,968,804

                	See Notes to Consolidated Financial Statements

                                 M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                         March 31,
                                                     1997          1996

Operating Revenues                              $ 6,475,334    $  837,557

Operating Expenses
    Salaries & Payroll Costs                        190,903       183,657
    Other Expenses                                  705,706       171,616

        Total Expenses                              896,609       355,273

                                                  5,578,725       482,284


Minority Portion of Income                         (309,352)      (32,450)

Income Before Income Taxes                        5,269,373       449,834

Income Tax Expense                               (2,251,000)     (172,000)

Net Income                                      $ 3,018,373    $  277,384


Earnings Per Share

Net Income Per Share                            $      2.80    $      .32


Dividends Per Share                             $       --     $       --


               See Notes to Consolidated Financial Statements

                               	M CORP

                  	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Three Months Ended

                                                         March 31,
                                                    1997   	        1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                    $    316,583     $  372,464

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                    6,994          1,289

Cash Received on Principal of
 Notes Receivable                                       447            945

Cash Purchases of Minority Interests                   (255)           -

Cash Used for Purchases of Marketable
 Securities Available For Sale                       (9,041)       (66,904)

Cash Received on Disposition of Marketable
 Securities Available For Sale                    5,356,537        204,375

Net Cash Provided By
  Investing Activities                            5,354,682        139,705

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Payments Received From Affiliates                 -           306,878

Net Cash Provided By
  Financing Activities                                 -           306,878

NET INCREASE IN CASH                              5,671,265        819,047

CASH - BEGINNING OF PERIOD                        9,617,085      8,132,517

CASH - END OF PERIOD                            $15,288,350     $8,951,564

                 	See Notes to Consolidated Financial Statements

                                   M CORP

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	MARCH 31, 1997


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1997 and the results of the Company's operations and cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1997. The net unrealized holding gains at March 31, 1997, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at March 31, 1997.

                                	M CORP

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                      OF THE STATEMENTS OF INCOME

                             	MARCH 31, 1997

A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON OF
                                       Three Months
                                           Ended
                                         March 31,
                                       1997 and 1996
                                          Increases
                                         (Decreases)

Operating Revenues                   $5,637,777   673.1%

Operating Expenses                   $  541,336   143.5%

Net Income                           $2,740,539   986.4%



Revenues increased $5,637,777 in the first quarter of 1997 as compared with the first quarter of 1996 due to the gain realized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. Pursuant ot the terms of the merger, the Company received approximately 275,000 shares of WesterFed Financial Corporation common stock and cash in the amount of approximately $5,351,000. During the first quarter of 1997 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $408,000. The gains recognized during the first quarter of 1997 were the primary reason for the increase in revenues and the increase in net income in the first quarter of 1997 as compared with the first quarter of 1996. Operating expenses increased $541,336 (143.5%) in the first quarter of 1997 as compared with the first quarter of 1996 due primarily to the contribution in kind by the Company of assets having a fair market value of approximately $525,000 to a charitable organization which resulted in an income tax savings to the Company in the amount of approximately $215,000. The provision for income tax expense increased $2,079,000 (1,208.7%) in the first quarter of 1997 as compared with the first quarter of 1996 due to the increase in pretax income.

                                  	M CORP

                                  	PART II

                             	OTHER INFORMATION

                               	MARCH 31, 1997


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



                           	       M CORP
	                                Registrant



Date:  April 29, 1997		                s/K. King
                                         K. King
                                         Assistant
                                         Secretary-Treasurer



Date:  April 29, 1997		                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant