Form 10QSB
period 1997-06-30
M CORP
filed 1997-08-14
CIK 67715

U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1997


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

         Class                             Outstanding at June 30, 1997
$1.00 Par Value Common Stock                      867,358 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  June 30, 1997                                                  2

Statements of Income -
  Three Months and Six Months Ended June 30, 1997
  and 1996 		                                                    3

Statements of Cash Flows -
  Six Months Ended June 30, 1997 and 1996                        4

Notes to Consolidated Financial Statements		                     5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income		                          6


PART II

  Other Information		                                            7

  Signatures		                                                   8

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF JUNE 30, 1997


  ASSETS

Current Assets
 Cash                                                        $ 14,265,133
 Marketable & Government Securities,
    at Fair Value                                               2,264,724
 Receivables - Net                                                 65,033
 Prepaid Expenses                                                  12,600

       Total Current Assets                                    16,607,490

Noncurrent Investments, at Fair Value                           6,949,702
Noncurrent Receivables                                             10,473
Property, Plant and Equipment, Net                              1,222,961

              TOTAL ASSETS                                   $ 24,790,626



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    217,323
  Income Taxes Payable                                          1,347,841
  Deferred Income Taxes                                           208,500

      Total Current Liabilities                                 1,773,664

Provision for Estimated Title and
 Escrow Losses                                                  1,034,613

Minority Interests                                              2,361,528

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                60,965

Deferred Income Taxes                                           1,207,500

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value, 5,000,000
  shares authorized, 3,051,004 shares issued                    3,051,004
 Paid-In-Capital                                                9,934,562
 Retained Earnings                                              5,753,237
 Unrealized Gains on Investments                                1,979,897
 Treasury Stock, at Cost                                       (2,366,344)

       Total Stockholders' Equity                              18,352,356

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 24,790,626


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                  June 30,                    June 30,
                              1997        1996            1997        1996
Operating Revenues      $  850,251    $  778,778      $7,325,585  $1,616,335

Operating Expenses
  Salaries and Payroll
   Costs                   192,096       198,548         382,999     382,205
  Other Expenses           246,426       243,498         952,132     415,114

                           438,522       442,046       1,335,131     797,319

    Operating Income       411,729       336,732       5,990,454     819,016

Minority Portion of
 (Income)                  (60,245)      (24,277)       (369,597)    (56,727)

Income Before Income
 Taxes                     351,484       312,455       5,620,857     762,289

Income Tax Expense           1,000      (118,000)     (2,250,000)   (290,000)

     Net Income         $  352,484    $  194,455      $3,370,857  $  472,289

Earnings Per Share

Net Income Per Share    $      .33    $      .22       $    3.13  $      .54


Dividends Per Share     $      --     $       --       $      --  $      --



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Six Months Ended
                                                     June 30,
                                                1997           1996

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                 $ (203,027)     $   265,027

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales and Redemptions
 of Property, Plant and Equipment                6,994            5,523

Capital Expenditures Paid in Cash              (23,650)             -

Cash Received on Principal of
 Notes Receivable                                  906            1,914

Cash Purchases of Minority Interests              (555)          (1,496)

Cash Used for Purchases of Marketable &
 Government Securities Available for Sale     (515,694)         (71,887)

Cash Received on Dispostion of Marketable
 Securities Available for Sale               5,383,074          206,100

Net Cash Provided By Investing Activities    4,851,075          140,154

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Payments Received From Affiliates            -             306,878

Net Cash Provided (Used) By
  Financing Activities                            -             306,878


NET INCREASE (DECREASE) IN CASH              4,648,048          712,059

CASH - BEGINNING OF PERIOD                   9,617,085        8,132,517

CASH - END OF PERIOD                       $14,265,133      $ 8,844,576


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1997 and the results of the Company's operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three months and six months ended June 30, 1997 and 1996 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, of Availabe-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1997. The net unrealized holding gain at June 30, 1997, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders's equity at June 30, 1997.

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	JUNE 30, 1997


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             JUNE 30,                   JUNE 30,
                          1997 AND 1996              1997 AND 1996
                             INCREASES                (DECREASES)


Operating
Revenues                $  71,473     9.2%           $5,706,250   353.2%

Operating
Expenses                   (3,524)    (.8%)             537,812    67.5%


Net Income                158,029    81.3%            2,898,568   613.7%


Revenues increased $5,706,250 in the first six months of 1997 as compared with the first six months of 1996 due to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. Pursuant to the terms of the merger, the Company received approximately 275,000 shares of WesterFed Financial Corporation common stock and cash in the amount of approximately $5,351,000. During the first six months of 1997 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $408,000. The gains recognized during the first six months of 1997 were the primary reason for the increase in revenues and the increase in net income in the first six months of 1997 as compared with the first six months of 1996. Operating expenses increased $537,812 (67.5%) in the first six months of 1997 as compared with the first six months of 1996 due primarily to the contribution in kind by the Company of assets having a fair market value of approximately $525,000 to a charitable organization which resulted in an income tax savings to the Company in the amount of approximately $215,000. The provision for income tax expense increased $1,960,000 (675.9%) in the first six months of 1997 as compared with the first six months of 1996 due to the increase in pretax income.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	JUNE 30, 1997


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





                           	     M CORP
	                              Registrant



Date:  July 28, 1997	              s/N. Scott Atchison
	                                    N. Scott Atchison,
	                                    Assistant Secretary-Treasurer




Date: July 28, 1997 	              s/Jerry K. Mohland
	                                    Jerry K. Mohland,
	                                    Accountant