Form 10QSB
period 1997-09-30
M CORP
filed 1997-11-14
CIK 67715

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997


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

           Class                         Outstanding at September 30, 1997
$1.00 Par Value Common Stock                       867,358 Shares


Transitional Small Business Disclosure Format (Check One):  Yes     ;  No   X

                                  M CORP
                                  INDEX

                            SEPTEMBER 30, 1997

                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet -
       September 30, 1997                                             2

     Statements of Income -
       Three Months and Nine Months Ended
       September 30, 1997 and 1996                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income                                 6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                 M CORP

                        CONSOLIDATED BALANCE SHEET

                            September 30, 1997
  ASSETS
Current Assets
 Cash                                                         $  14,082,921
 Marketable Securities, at Fair Value                             2,418,132
 Receivables - Net                                                  114,121
 Prepaid Expenses                                                     1,200

       Total Current Assets                                      16,616,374

Marketable Securities
   and Other Investments, at Fair Value                           6,875,660

Noncurrent Receivables                                                9,961

Property, Plant and Equipment, Net                                1,200,806

              TOTAL ASSETS                                    $  24,702,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     269,715
  Income Taxes Payable                                              896,841
  Deferred Income Taxes                                             269,200

       Total Current Liabilities                                  1,435,756

Provision for Estimated Title and
 Escrow Losses                                                    1,006,874

Minority Interests                                                2,330,791

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  58,910

Deferred Income Taxes                                             1,176,500

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
 5,000,000 shares authorized,
 3,051,004 shares issued                                          3,051,004
 Additional Paid-In-Capital                                       9,934,562
 Retained Earnings                                                6,038,131
 Unrealized Gains on Investments                                  2,036,617
 Treasury Stock, at Cost                                         (2,366,344)

       Total Stockholders' Equity                                18,693,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  24,702,801


              See Notes to Consolidated Financial Statements

                              M CORP

                  CONSOLIDATED STATEMENTS OF INCOME



                                      For The Three                   For The Nine
                                      Months Ended                    Months Ended
                                      September 30,                   September 30,
                                  1997              1996           1997          1996

Operating Revenues             $  877,848        $  768,466     $8,203,433    $2,384,801

Operating Expenses
  Salaries and Payroll
   Costs                          210,905           196,742        593,904       578,947
  Other Expenses                  199,166           212,989      1,151,298       628,103

                                  410,071           409,731      1,745,202     1,207,050

    Operating Income              467,777           358,735      6,458,231     1,177,751

Minority Portion of
 (Income) Loss                     17,177           (27,506)      (352,480)      (84,233)

Income Before Income
 Taxes                            484,894           331,229      6,105,751     1,093,518
Income Tax Expense               (200,000)         (120,000)    (2,450,000)     (410,000)

     Net Income                $  284,894        $  211,229     $3,655,751    $  683,518


Earnings Per Common
  Share and Common Stock
  Equivalents:                 $     0.26        $      .24     $     3.39    $      .79

Dividends Per Share            $     -           $      -       $      -      $      -





              See Notes To Consolidated Financial Statements

                                  M CORP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                       1997           1996

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By
 Operating Activities                               $  (371,156) $   643,016

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales of Property,
 Plant and Equipment                                      6,994        5,523

Capital Expenditures Paid in Cash                       (31,784)         -

Cash Received on Principal of
 Notes Receivable                                         1,372      107,388

Cash Purchases of Minority Interests                       (711)      (2,329)

Cash Used for Purchases of Marketable
 Securities Available for Sale                         (521,953)    (184,209)

Cash Received on Disposition of Marketable
 Securities Available For Sale                        5,383,074      372,453

Net Cash Provided By Investing
 Activities                                           4,836,992      298,826

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Payments Received From Affiliates                     -         306,878


Net Cash Provided (Used) By Financing Activities           -         306,878

NET INCREASE IN CASH                                  4,465,836    1,248,720

CASH - BEGINNING OF PERIOD                            9,617,085    8,132,517

CASH - END OF PERIOD                                $14,082,921  $ 9,381,237


               See Notes to Consolidated Financial Statements

                                  M CORP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1997 and the results of the Company's operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1997. The net unrealized holding gains at September 30, 1997, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at September 30, 1997.

                                  M CORP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1997


      A summary of the period to period changes in items included in the statements of income is shown below.

                                   COMPARISON            OF
                            THREE MONTHS               NINE MONTHS
                               ENDED                      ENDED
                            September 30,              September 30,
                            1997 AND 1996              1997 AND 1996


                                    INCREASES        (DECREASES)

Revenues             $109,382      14.2%          $5,818,632    244.0%

Expenses                  340       NM               538,152     44.6%

Net Income             73,665      34.9%           2,972,233    434.8%


Revenues increased $5,818,632 in the first nine months of 1997 as compared with the first nine months of 1996 due to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The
Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. Pursuant to the terms of the merger, the Company received approximately 275,000 shares of WesterFed Financial Corporation common stock and cash in the amount of approximately $5,351,000. During the first nine months of 1997 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $408,000. The gains recognized during the first nine months of 1997 were the primary reason for the increase in revenues and the increase in net income in the first nine months of 1997 as compared with the first nine months of 1996. Operating expenses increased $538,152 (44.6%) in the first nine months of 1997 as compared with the first nine months of 1996 due primarily to the contribution in kind by the Company of assets having a fair market value of approximately $525,000 to a charitable organization which resulted in an income tax savings to the Company in the amount of approximately $215,000. The provision for income tax expense increased $2,040,000 (497.6%) in the first nine months of 1997 as compared with the first nine months of 1996 due to the increase in pretax income.

                                M CORP

                               PART II

                          OTHER INFORMATION

                         SEPTEMBER 30, 1997


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





                             M CORP
                           Registrant




Date:  October 30, 1997          s/K. King
                                   K. King
                                   Assistant Secretary-Treasurer



Date:  October 30, 1997          s/Jerry K. Mohland
                                   Jerry K. Mohland,
                                   Accountant