Form 10KSB
period 1997-12-31
M CORP
filed 1998-03-30
CIK 67715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

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

State issuer's revenues for its most recent fiscal year $9,085,465.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 1998, 108,268 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,078,358 shares $1.00 value common stock are outstanding as of February
28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the documents are incorporated: (1) any annual report to security holders: (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification.

             DOCUMENTS                           FORM 10-KSB REFERENCE

     Annual Report to Shareholders for           Part I,   Items 1 and 2
     the year ended December 31, 1997.           Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV, Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                                  M CORP

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A description of the Company's business is set forth on Page 1 and in Notes 12 and 14 (Pages 16 and 18, respectively) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997 which description is incorporated herein by reference.

The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's properties is set forth on Page 1 and in Note 13 (Page 17) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997, which description is incorporated herein by reference.

In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expires in 2002, but may be terminated upon six (6) months notice. The lease for the office space in Forsyth expires in 2000. See Note 9 - Commitments, of the Notes to Consolidated Financial Statements on Page 15 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997 which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997 a meeting of security holders was held at which the Company's entire Board of Directors was elected. The Company's security holders also authorized the Board of Directors to grant to each shareholder of record of the Company, and only each shareholder of record of the Company, the nontransferable right to purchase one additional share of the Company's common stock for each two shares of the Company's common stock held by the shareholder of record at the purchase price of two dollars per share cash, The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1997.

                                  M CORP

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION; AND

ITEM 7.  FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 19, Pages 1 and 2 and Pages 3 to 18, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997, which report is incorporated herein by reference.

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

                                  M CORP

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 1998 annual meeting of shareholders or until their successors are elected and qualify.

     NAME, AGE, AND YEAR ELECTED DIRECTOR        POSITION

     R. Bruce Robson,       56,  1994            Director


     G. Robert Crotty, Jr., 70,  1995            Director


     S. M. McCann,          34,  1994            Director,
                                                 President

R. Bruce Robson is a director and secretary-treasurer of Medical Information Processing Systems, Inc. and a director of TSI, Inc., a subsidiary of the Company.

G. Robert Crotty, Jr., an attorney at law, is a director of TSI, Inc.

S. M. McCann, an attorney at law, is a director of UAC, Inc. and Diversified Realty, Inc., subsidiaries of the Company.

Family Relationships

S. M. McCann is a daughter of Anne Marie and Paul J. McCann (see item 11(a) beginning on the following page). There are no other family relationships among the directors and officers listed above and there are no arrangements or understandings pursuant to which any of them were elected as directors or officers.

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

                                   III-1
                                     3.

                                   M CORP

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidaries to the Company's President for 1997, 1996 and 1995. No officer or director of the Company or the Company's consolidated subsidaries received total cash compensation in excess of $100,000 for 1997, 1996 or 1995.

                     Summary Compensation Table

    Name and                  Calender                    Total Cash
Principal Position             Year                      Compensation

S. M. McCann                   1997                        $      0
President, Director            1996                        $      0
                               1995                        $      0

The Company does not have any compensatory stock appreciation rights plans or compensatory stock option plans. During 1996, the Company's Board of Directors granted S. M. McCann the option to purchase 36,000 shares of the Company's unissued common stock at the exercise price of five dollars per share. During 1996, the Company's Board of Directors granted Paul J. McCann the option to purchase 175,000 shares of the Company's unissued common stock at the exercise price of five dollars per share. The options were exercised during 1997. The Company has not adopted a formal plan for the compensation of directors. During 1997 the Company and its consolidated subsidiaries paid a total of $950 to directors of the Company and the Company's consolidated subsidiaries.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 1998.

                                                 Amount and
                                                   Nature
       Title of       Name and Address of        of Beneficial    Percent
        Class         Beneficial Owner            Ownership      of Class

      $1.00 Par       GNI, Inc.                     700,341        64.9%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       FDC, Inc.                      57,217         5.3%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Jefferson Management Co.      211,000        19.6%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Anne Marie and Paul J.        970,078 (1)    90.0%
      Value Common    McCann Family Members
                      P.O. Box 2249
                      Great Falls, MT 59403


(1)  See Note (1) on the following page.


                                  III-2
                                    4.

                                  M CORP


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(a) Security Ownership of Certain Beneficial Owners - Continued

(1) Includes the 700,341 shares owned by GNI, Inc., of which company members of the Anne Marie and Paul J. McCann family own, directly or indirectly, over 50% of the outstanding stock, 57,217 shares owned by FDC, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock, 211,000 shares owned by Jefferson Management Co., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock and 1,520 shares owned outright by members of the Anne Marie and Paul J. McCann family. S.M. McCann is the record owner of 400 shares of stock of the Company. Paul J. McCann disclaims beneficial ownership in any shares of stock not directly owned of record by him. Anne Marie McCann disclaims beneficial ownership in any shares of stock not directly owned of record by her. Neither Anne Marie McCann nor Paul J. McCann own of record any shares of stock of the Company.

(b) Security Ownership of Management

The following table sets forth as of February 28, 1998, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:


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


(1) See Note (1) item 11(a) beginning at the top of this page.

(c) Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


                                  III-3

                                  M CORP


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company (and its consolidated subsidiaries) and related persons are disclosed in Note 11 (Page 16) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 1997 which description is incorporated herein by reference. The total compensation paid to members of Anne Marie and Paul J. McCann's family was $94,395 for the year 1997 and $105,225 for the year 1996.



                                  III-4

                                   6.

                                  M CORP

                                  PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. 13 - M Corp Annual Report to Shareholders for the year ended
December 31, 1997.

No. 22 - Subsidiaries of the Registrant.

No. 27 - Financial Data Schedule



(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1997.

                                  M CORP

                                SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 M CORP




     Date:  February 27, 1998          By:  s/S. M. McCann
                                              S. M. McCann, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 1998.



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