Form 10QSB
period 1998-03-31
M CORP
filed 1998-05-12
CIK 67715

U.S. Securities and Exchange Commission
                          	Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1998


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

            Class                        Outstanding at March 31, 1998
$1.00 Par Value Common Stock                     1,078,358 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No    X

                                 	M CORP

                                  	INDEX

                             	MARCH 31, 1998


                                                             Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 1998  		                                              2

Statements of Income -
  Three Months Ended March 31, 1998 and 1997                      3

Statements of Cash Flows -
  Three Months Ended March 31, 1998 and 1997                      4

Notes to Consolidated Financial Statements 		                     5

  Management's Discussion and Analysis of the
  Consolidated Statements of Income 		                            6


PART II

  Other Information 		                                            7

  Signatures     		                                               8

                                 M CORP

                       	CONSOLIDATED BALANCE SHEET

                          	AS OF MARCH 31, 1998

  ASSETS

Current Assets
 Cash                                                         $  15,422,726
 Marketable Securities, at Fair Value                             2,178,277
 Receivables - Net                                                   55,763
 Prepaid Expenses                                                    17,900

       Total Current Assets                                      17,674,666

Noncurrent Investments, at Fair Value                             8,860,819
Noncurrent Receivables                                                3,359
Property, Plant and Equipment, Net                                1,013,664

              TOTAL ASSETS                                    $  27,552,508



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     213,431
  Income Taxes Payable                                              190,691
  Deferred Income Taxes                                             444,700

       Total Current Liabilities                                    848,822

Provision for Estimated Title and
 Escrow Losses                                                    1,023,383

Minority Interests                                                2,350,474

Deferred Income Taxes                                             1,891,300

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  54,800

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
 5,000,000 shares authorized,
 3,262,004 shares issued                                          3,262,004
 Paid-In-Capital                                                 15,778,562
 Retained Earnings                                                1,492,221
 Unrealized Gains on Investments                                  3,217,286
 Treasury Stock, at Cost                                         (2,366,344)

       Total Stockholders' Equity                                21,383,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  27,552,508

                	See Notes to Consolidated Financial Statements

                                 M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                         March 31,
                                                     1998          1997

Operating Revenues                              $   935,074   $ 6,475,334

Operating Expenses
    Salaries & Payroll Costs                        213,168       190,803
    Other Expenses                                  181,981       705,706

        Total Expenses                              395,149       896,609

                                                    539,925     5,578,725


Minority Portion of Income                          (33,198)     (309,352)

Income Before Income Taxes                          506,727     5,269,373

Income Tax Expense                                 (200,000)   (2,251,000)

Net Income                                      $   306,727   $ 3,018,373



               See Notes to Consolidated Financial Statements

                               	M CORP

                  	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Three Months Ended

                                                         March 31,
                                                    1998   	        1997
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                    $    205,104    $   316,583

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Purchases of Furniture and Equipment            (7,896)          -

Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                     -             6,994

Cash Received on Principal of
 Notes Receivable                                     5,599            447

Cash Purchases of Minority Interests                 (3,234)          (255)

Cash Used for Purchases of Marketable
 Securities Available For Sale                      (16,047)        (9,041)

Cash Received on Disposition of Marketable
 Securities Available For Sale                       44,728      5,356,537

Net Cash Provided By
  Investing Activities                               31,046      5,354,682


NET INCREASE IN CASH                                236,150      5,671,265

CASH - BEGINNING OF PERIOD                       15,186,576      9,617,265

CASH - END OF PERIOD                            $15,422,726    $15,288,350

                 	See Notes to Consolidated Financial Statements

                                   M CORP

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	MARCH 31, 1998


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1998 and the results of the Company's operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 and 1997 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp is engaged in the title insurance agency business and in the ownership and rental of properties.

GNI, Inc. owns approximately 65% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. The Company has classified its investments, both current and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1998. The net unrealized holding gains at March 31, 1998, net of the estimated income tax effects and minority interests in the unrealized holding gains, is reported as a separate component of stockholders' equity at March 31, 1998.

                                	M CORP

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                      OF THE STATEMENTS OF INCOME

                             	MARCH 31, 1998

A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON OF
                                       Three Months
                                           Ended
                                         March 31,
                                       1998 and 1997
                                          Increases
                                         (Decreases)

Operating Revenues                   $(5,540,260)   (85.6%)

Operating Expenses                   $  (501,460)   (55.9%)

Net Income                           $(2,711,646)   (89.8%)


Revenues decreased $5,540,260 in the first quarter of 1998 as compared with the first quarter of 1997 primarily due to the 1997 gain realized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. During 1997, the Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. No such gains were realized during the first quarter of 1998. The gains recognized during the first quarter of 1997 were the primary reason for the decrease in revenues and the decrease in net income in the first quarter of 1998 as compared with the first quarter of 1997. The provision for income tax expense decreased $2,051,000 (91.1%) in the first quarter of 1998 as compared with the first quarter of 1997 due to the decrease in pretax income.

                                  	M CORP

                                  	PART II

                             	OTHER INFORMATION

                               	MARCH 31, 1998


ITEM 1	LEGAL PROCEEDINGS

       None

ITEM 2	CHANGES IN SECURITIES NAD USE OF PROCEEDS

       None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5	OTHER INFORMATION

       None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

       None

                              	SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           	       M CORP
	                                Registrant



Date:  April 30, 1998 	                s/K. King
                                         K. King
                                         Assistant
                                         Secretary-Treasurer



Date:  April 30, 1998 	                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant