Form 10QSB
period 1998-06-30
M CORP
filed 1998-08-13
CIK 67715

U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1998


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

         Class                             Outstanding at June 30, 1998
$1.00 Par Value Common Stock                      1,078,358 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  June 30, 1998                                                  2

Statements of Income and Comprehensive Income -
  Three Months and Six Months Ended June 30, 1998
  and 1997 		                                                    3

Statements of Cash Flows -
  Six Months Ended June 30, 1998 and 1997                        4

Notes to Consolidated Financial Statements		                     5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income		                          6


PART II

  Other Information		                                            7

  Signatures		                                                   8

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF JUNE 30, 1998


  ASSETS

Current Assets
 Cash                                                        $ 15,597,324
 Marketable & Government Securities,
    at Fair Value                                               1,953,159
 Receivables - Net                                                116,758
 Prepaid Expenses                                                   8,900

       Total Current Assets                                    17,676,141

Noncurrent Investments, at Fair Value                           8,094,034

Property, Plant and Equipment, Net                              1,004,492

              TOTAL ASSETS                                   $ 26,774,667



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    237,157
  Deferred Income Taxes                                           198,200

      Total Current Liabilities                                   435,357

Provision for Estimated Title and
 Escrow Losses                                                  1,008,655

Minority Interests                                              2,343,031

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                52,745

Deferred Income Taxes                                           1,605,600

STOCKHOLDERS' EQUITY
 Common Stock, $1.00 Par Value,
   5,000,000 shares authorized,
   3,262,004 shares issued                                      3,262,004
 Capital Surplus                                               15,778,562
 Retained Earnings                                              1,905,024
 Accumulated Other Comprehensive Income                         2,750,033
 Treasury Stock, at Cost                                       (2,366,344)

       Total Stockholders' Equity                              21,329,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 26,774,667


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                  June 30,                    June 30,
                              1998        1997            1998        1997

Operating Revenues      $1,441,941    $  850,251      $2,380,015  $7,325,585

Operating Expenses
  Salaries and Payroll
   Costs                   224,278       192,096         437,446     382,999
  Other Expenses           749,570       246,426         931,551     952,132

                           973,848       438,522       1,368,997   1,335,131

    Operating Income       471,093       411,729       1,011,018   5,990,454

Minority Portion of
 (Income)                  (53,290)      (60,245)        (86,488)   (369,597)

Income Before Income
 Taxes                     417,803       351,484         924,530   5,620,857

Income Tax Expense          (5,000)        1,000        (205,000) (2,250,000)

     Net Income            412,803       352,484         719,530   3,370,857

Other Comprehensive Income
 Increase (Decrease) in
 Unrealized Holding Gains
 Net of Income Taxes      (467,253)      206,054        (192,423) (2,307,375)

Comprehensive Income    $  (54,450)   $  558,53       $  527,107  $1,063,482



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Six Months Ended
                                                     June 30,
                                                1998           1997

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By Operating
 Activities                                 $  413,030      $  (203,027)

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash              (24,341)         (23,650)

Proceeds From Sales and Redemptions
 of Property, Plant and Equipment                 -               6,994

Cash Received on Principal of
 Notes Receivable                               11,466              906

Cash Purchases of Minority Interests            (5,947)            (555)

Cash Used for Purchases of Marketable &
 Government Securities Available for Sale      (27,272)        (515,694)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                  43,812        5,383,074

Net Cash Provided (Used)
   By Investing Activities                      (2,282)       4,851,075


NET INCREASE IN CASH                           410,748        4,648,048

CASH - BEGINNING OF PERIOD                  15,186,576        9,617,085

CASH - END OF PERIOD                       $15,597,324      $14,265,133


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1998 and the results of the Company's operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three months and six months ended June 30, 1998 and 1997 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, of Availabe-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1998.

The net unrealized holding gain at June 30, 1998, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income in accordance with the provisions of Financial Accounting Standards N0. 130.

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	JUNE 30, 1998


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             JUNE 30,                   JUNE 30,
                          1998 AND 1997              1998 AND 1997

                             INCREASES                (DECREASES)


Operating
Revenues                $ 594,690    69.9%           $(4,945,570)   (67.5%)

Operating
Expenses                  535,326   122.1%                33,836      2.5%


Net Income                 60,319    17.1%            (2,651,327)   (78.6%)


Revenues decreased $4,945,570 in the first six months of 1998 as compared with the first six months of 1997 due to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. During 1997, the Company recognized a gain on the merger in the pretax amount of approximately $5,351,000. No such gain was recognized during the first six months of 1998. During the first six months of 1998 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of approximately $417,000 as compared with a similar gain in the amount of $408,000 recognized during the first six months of 1997.
The gains recognized during the first six months of 1997 were the primary reason for the decrease in revenues and the decrease in net income in the first six months of 1998 as compared with the first six months of 1997. The provision for income tax expense decreased $2,045,000 (90.9%) in the first six months of 1998 as compared with the first six months of 1997 due to the decrease in pretax income.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	JUNE 30, 1998


ITEM 1	LEGAL PROCEEDINGS

       None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5	OTHER INFORMATION

       None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

       None

                             	SIGNATURES







In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           	     M CORP
	                              Registrant



Date:  August 7, 1998              s/Kathleen King
	                                    Kathleen King,
	                                    Assistant Secretary-Treasurer




Date: August 7, 1998	              s/Jerry K. Mohland
	                                    Jerry K. Mohland,
	                                    Accountant