Form 10QSB
period 1998-09-30
M CORP
filed 1998-11-12
CIK 67715

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998


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

           Class                         Outstanding at September 30, 1998
$1.00 Par Value Common Stock                     1,078,358 Shares


Transitional Small Business Disclosure Format (Check One):  Yes     ;  No   X

                                  M CORP
                                  INDEX

                            SEPTEMBER 30, 1998

                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet -
       September 30, 1998                                             2

     Statements of Income and Comprehensive Income -
       Three Months and Nine Months Ended
       September 30, 1998 and 1997                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1998 and 1997                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income                                 6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                 M CORP

                        CONSOLIDATED BALANCE SHEET

                            September 30, 1998
  ASSETS
Current Assets
 Cash                                                         $  16,454,780
 Marketable Securities, at Fair Value                             1,815,400
 Receivables - Net                                                  152,257
 Income Tax Prepayments                                               7,610

       Total Current Assets                                      18,430,047

Marketable Securities and
   Other Investments, at Fair Value                               6,242,847

Property, Plant and Equipment, Net                                  999,468

              TOTAL ASSETS                                    $  25,672,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     267,440
  Deferred Income Taxes                                             135,100

       Total Current Liabilities                                    402,540

Provision for Estimated Title and
 Escrow Losses                                                      993,928

Minority Interests                                                2,302,903

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  50,690

Deferred Income Taxes                                               985,100

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
   5,000,000 shares authorized,
   3,262,004 shares issued                                        3,262,004
 Capital Surplus                                                 15,778,562
 Retained Earnings                                                2,466,052
 Accumulated Other Comprehensive Income                           1,796,927
 Treasury Stock, at Cost                                         (2,366,344)

       Total Stockholders' Equity                                20,937,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  25,672,362


              See Notes to Consolidated Financial Statements

                              M CORP

                  CONSOLIDATED STATEMENTS OF INCOME



                                      For The Three                   For The Nine
                                      Months Ended                    Months Ended
                                      September 30,                   September 30,
                                  1998              1997           1998          1997

Operating Revenues             $1,391,425        $  877,848     $3,771,440    $8,203,433

Operating Expenses
  Salaries and Payroll
   Costs                          249,986           210,905        687,432       593,904
  Other Expenses                  216,904           199,166      1,148,455     1,151,298

                                  466,890           410,071      1,835,887     1,745,202

    Operating Income              924,535           467,777      1,935,553     6,458,231

Minority Portion of
  Income) Loss                    (48,507)           17,117       (134,995)     (352,480)

Income Before Income
 Taxes                            876,028           484,894      1,800,558     6,105,751
Income Tax Expense               (315,000)         (200,000)      (520,000)   (2,450,000)

     Net Income                   561,028           284,894      1,280,558     3,655,751

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes             (953,106)           56,720     (1,145,529)   (2,250,655)

Comprehensive Income (Loss)    $ (392,078)       $  341,614     $  135,029    $1,405,096






              See Notes To Consolidated Financial Statements

                                  M CORP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                       1998           1997

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By
 Operating Activities                               $   799,099  $  (371,156)

     CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                       13,905        6,994

Capital Expenditures Paid in Cash                       (63,401)     (31,784)

Cash Received on Principal of
 Notes Receivable                                        11,466        1,372

Cash Purchases of Minority Interests                     (8,551)        (711)

Cash Used for Purchases of Marketable
 Securities Available for Sale                          (76,462)    (521,953)

Cash Received on Disposition of Marketable
 Securities Available For Sale                          592,148    5,383,074

Net Cash Provided By Investing
 Activities                                             469,105    4,836,992


NET INCREASE IN CASH                                  1,268,204    4,465,836

CASH - BEGINNING OF PERIOD                           15,186,576    9,617,085

CASH - END OF PERIOD                                $16,454,780  $14,082,921


               See Notes to Consolidated Financial Statements

                                  M CORP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1998


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1998 and the results of the Company's operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1998.

The net unrealized holding gain at September 30, 1998, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 1998 in accordance with the provisions of Financial Accounting Standards No. 130.

                                  M CORP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1998


      A summary of the period to period changes in items included in the statements of income is shown below.

                                   COMPARISON            OF
                            THREE MONTHS               NINE MONTHS
                               ENDED                      ENDED
                            September 30,              September 30,
                            1998 AND 1997              1998 AND 1997


                                    INCREASES        (DECREASES)

Revenues             $513,577      58.5%          $(4,431,993)   (54.2%)

Expenses               56,819      13.9%               90,685      5.2%

Net Income            276,134      96.9%           (2,375,193)   (64.9%)


Revenues decreased $4,431,993 in the first nine months of 1998 as compared with the first nine months of 1997 due primarily to the gain recognized by the Company on the merger of Security Bancorp with and into WesterFed Financial Corporation which was completed during the first quarter of 1997. The Company recognized a gain on the merger during 1997 in the pretax amount of approximately $5,351,000. During the first nine months of 1998 the Company recognized gains on the disposition of investments in the pretax amount of $368,939. During the first nine months of 1998 the Company recognized a gain on the contribution of assets in kind to a charitable organization in the amount of $417,420 as compared with a similar gain in the amount of $408,000 recognized during the first nine months of 1997. The gains recognized during the first nine months of 1997 were the primary reason for the decrease in revenues and the decrease in net income in the first nine months of 1998 as compared with the first nine months of 1997. Operating expenses increased $90,685 (5.2%) in the first nine months of 1998 as compared with the first nine months of 1997 due primarily to increases in payroll and payroll costs associated with the Company's title insurance agency business. The provision for income tax expense decreased $1,930,000 (78.8%) in the first nine months of 1998 as compared with the first nine months of 1997 due to to the decrease in pretax income.

                                M CORP

                               PART II

                          OTHER INFORMATION

                         SEPTEMBER 30, 1998


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 9, 1998 a meeting of shareholders was held at which the Company's entire Board of Directors was elected. Directors elected to the Board were G. Robert Crotty, Jr., R. Bruce Robson and Sheila M. McCann. The Company's shareholders also authorized the Board of Directors to select an independent certified public accounting firm to audit the Company's financial statements for 1998.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                             M CORP

                           SIGNATURES



               In accordance with the requirements  of
          the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             M CORP
                           Registrant




Date:  October 30, 1998          s/K. King
                                   K. King
                                   Assistant Secretary-Treasurer



Date:  October 30, 1998          s/Jerry K. Mohland
                                   Jerry K. Mohland,
                                   Accountant