Form 10QSB
period 1999-03-31
M CORP
filed 1999-04-23
CIK 67715

U.S. Securities and Exchange Commission
                          	Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 1999


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

            Class                        Outstanding at March 31, 1999
$1.00 Par Value Common Stock                     1,567,259 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No    X

                                  	M CORP

                                  	INDEX

                              	MARCH 31, 1999


                                                             Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 1999  		                                              2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 1999 and 1998                      3

Statements of Cash Flows -
  Three Months Ended March 31, 1999 and 1998                      4

Notes to Consolidated Financial Statements 		                     5

Management's Discussion and Analysis of the
  Consolidated Statements of Income 		                            6


PART II

  Other Information 		                                            7

  Signatures     		                                               8

                                 M CORP

                       	CONSOLIDATED BALANCE SHEET

                          	AS OF MARCH 31, 1999

  ASSETS

Current Assets
 Cash                                                         $  17,976,423
 Marketable Securities, at Fair Value                             1,785,262
 Receivables - Net                                                  110,516
 Prepaid Expenses                                                    19,300

       Total Current Assets                                      19,891,501

Noncurrent Investments, at Fair Value                             5,259,066

Property, Plant and Equipment, Net                                  954,664

              TOTAL ASSETS                                    $  26,105,231



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     318,616
  Income Taxes Payable                                              233,858
  Deferred Income Taxes                                             194,900

       Total Current Liabilities                                    747,374

Provision for Estimated Title and
 Escrow Losses                                                      958,181

Minority Interests                                                2,277,778

Deferred Income Taxes                                               522,900

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  46,580

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
 5,000,000 shares authorized,
 3,750,905 shares issued                                          3,750,905
 Capital Surplus                                                 16,267,463
 Retained Earnings                                                2,610,509
 Accumulated Other Comprehensive Income                           1,289,885
 Treasury Stock, at Cost                                         (2,366,344)

       Total Stockholders' Equity                                21,552,418

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  26,105,231

                	See Notes to Consolidated Financial Statements

                                 M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                         March 31,
                                                     1999          1998

Operating Revenues                               $  955,646    $  935,074

Operating Expenses
    Salaries & Payroll Costs                        269,732       213,168
    Other Expenses                                  188,078       181,981

                                                    457,810       395,149

Operating Income                                    497,836       539,925


Minority Portion of Income                          (26,973)      (33,198)

Income Before Income Taxes                          470,863       506,727

Income Tax Expense                                 (190,000)     (200,000)

Net Income                                          280,863       306,727

Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains
  Net of Income Taxes                              (139,571)      274,830

Comprehensive Income                             $  141,292    $  581,557





               See Notes to Consolidated Financial Statements

                               	M CORP

                  	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Three Months Ended

                                                         March 31,
                                                    1999   	        1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                    $    456,914    $   205,104

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Purchases of Furniture and Equipment            (5,923)        (7,896)

Cash Received on Principal of
 Notes Receivable                                      -             5,599

Cash Purchases of Minority Interests                 (1,677)        (3,234)

Cash Used for Purchases of Marketable
 Securities Available For Sale                      (16,932)       (16,047)

Cash Received on Disposition of Marketable
 Securities Available For Sale                         -            44,728

Net Cash Provided (Used) By
  Investing Activities                              (18,609)        31,046


CASH FLOWS FROM FINANCING ACTIVITIES

Dividends Paid In Cash                             (393,254)          -

Net Cash Provided (Used) By
   Financing Activities                            (393,254)          -


NET INCREASE IN CASH                                 45,051        236,150

CASH - BEGINNING OF PERIOD                       17,931,372     15,186,576

CASH - END OF PERIOD                            $17,976,423    $15,422,726

                 	See Notes to Consolidated Financial Statements

                                    M CORP

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	MARCH 31, 1999


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 1999 and the results of the Company's operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 and 1998 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

M Corp is engaged in the title insurance agency business and in the ownership and rental of properties.

GNI, Inc. owns approximately 45% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. The Company has classified its investments, both current and noncurrent, in debt and equity securities as Available-For-Sale, in accordance with the various classifications of securities contained in SFAS No. 115.

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at March 31, 1999.

The net unrealized holding gain at March 31, 1999, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 1999 in accordance with the provisions of Financial Accounting Standards No. 130.

                                	M CORP

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                      OF THE STATEMENTS OF INCOME

                             	MARCH 31, 1999

A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON OF
                                       Three Months
                                           Ended
                                         March 31,
                                       1999 and 1998
                                          Increases
                                         (Decreases)

Operating Revenues                   $    20,260      2.2%

Operating Expenses                   $    62,661     15.9%

Net Income                           $   (25,864)    (8.4%)


Revenues increased $20,572, 2.2%, in the first quarter of 1999 as compared with the first quarter of 1998 due primarily to increases in rent, interest revenues and other revenues partially offset by a decrease in title insurance revenues. Operating expenses increased $62,661, 15.9%, in the first quarter of 1999 as compared with the first quarter of 1998. Salaries and related payroll costs increased $56,564, 26.5%, in the first quarter of 1999 as compared with the first quarter of 1998 due primarily to increases in the number of employees and in salary rates paid by the Company in its title insurance operations. The provision for income tax expense decreased $10,000 (5.0%) in the first quarter of 1999 as compared with the first quarter of 1998 due to the decrease in pretax income.

                                  	M CORP

                                  	PART II

                             	OTHER INFORMATION

                               	MARCH 31, 1999


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



                           	       M CORP
	                                Registrant



Date:  April 30, 1999 	                s/P. Cunningham
                                         P. Cunningham,
                                         Assistant
                                         Secretary-Treasurer



Date:  April 30, 1999 	                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant