Form 10QSB
period 1999-06-30
M CORP
filed 1999-08-11
CIK 67715

U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 1999


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

         Class                             Outstanding at June 30, 1999
$1.00 Par Value Common Stock                      1,567,259 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet -
    June 30, 1999                                                2

  Statements of Income and Comprehensive Income -
    Three Months and Six Months Ended June 30, 1999
    and 1998 		                                                  3

  Statements of Cash Flows -
    Six Months Ended June 30, 1999 and 1998                      4

  Notes to Consolidated Financial Statements		                   5

Management's Discussion and Analysis of the
  Consolidated Statements of Income		                            6


PART II

  Other Information		                                            7

  Signatures		                                                   8

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF JUNE 30, 1999


  ASSETS

Current Assets
 Cash                                                        $ 17,964,868
 Marketable Securities, at Fair Value                           1,767,752
 Receivables, Net                                                  85,628
 Income Tax Prepayments                                            44,142
 Prepaid Expenses                                                  10,300

       Total Current Assets                                    19,872,690

Noncurrent Investments, at Fair Value                           5,076,509

Property, Plant and Equipment, Net                                933,034

              TOTAL ASSETS                                   $ 25,882,233



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    306,772
  Deferred Income Taxes                                           185,900

      Total Current Liabilities                                   492,672

Provision for Estimated Title and
 Escrow Losses                                                    945,859

Minority Interests                                              2,279,981

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                44,525

Deferred Income Taxes                                             448,400

STOCKHOLDERS' EQUITY
 Common Stock, $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,905 shares issued                                      3,750,905
 Capital Surplus                                               18,267,463
 Retained Earnings                                                835,372
 Accumulated Other Comprehensive Income                         1,183,400
 Treasury Stock, at Cost                                       (2,366,344)

       Total Stockholders' Equity                              21,670,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 25,882,233


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                  June 30,                    June 30,
                            1999          1998            1999        1998

Operating Revenues      $  876,756    $1,441,941      $1,832,402  $2,380,015

Operating Expenses
  Salaries and Payroll
   Costs                   257,597       224,278         527,329     437,446
  Other Expenses           246,876       749,570         434,954     931,551

                           504,473       973,848         962,283   1,368,997

    Operating Income       372,283       471,093         870,119   1,011,018

Minority Portion of
 (Income)                  (17,420)      (53,290)        (44,393)    (86,488)

Income Before
  Income Taxes             354,863       417,803         825,726     924,530

Income Tax Expense        (130,000)       (5,000)       (320,000)   (205,000)

     Net Income            224,863       412,803         505,726     719,530

Other Comprehensive Income
 Increase (Decrease) in
 Unrealized Holding Gains
 Net of Income Taxes      (106,485)     (467,253)       (246,056)   (192,423)

Comprehensive Income    $  118,378    $  (54,450)     $  259,670  $  527,107



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Six Months Ended
                                                     June 30,
                                                1999           1998

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                      $  413,030      $   413,030

     CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures Paid In Cash               (6,645)         (24,341)


Cash Purchases of Minority Interests            (2,107)          (5,947)

Cash Received on Principal of Notes Receivable    -              11,466

Cash Used for Purchases of Marketable
 Securities Available for Sale                 (21,652)         (27,272)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                   6,373           43,812

Net Cash (Used)
   By Investing Activities                     (24,031)          (2,282)


     CASH FLOWS FROM FINANCING ACTIVITIES

Dividends Paid In Cash                        (393,412)            -

Net Cash (Used)
   By Financiang Activities                   (393,412)            -


NET INCREASE IN CASH                            33,496          410,748

CASH - BEGINNING OF PERIOD                  17,931,372       15,186,576

CASH - END OF PERIOD                       $17,964,868      $15,597,324


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 1999 and the results of the Company's operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three months and six months ended June 30, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, of Availabe-For-Sale investments are carried at fair value in the Company's balance sheet at June 30, 1999.

The net unrealized holding gain at June 30, 1999, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income in accordance with the provisions of Financial Accounting Standards N0. 130.

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	JUNE 30, 1999


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             JUNE 30,                   JUNE 30,
                          1999 AND 1998              1999 AND 1998

                             INCREASES                (DECREASES)


Operating
Revenues                $ (568,185)   (39.3%)        $ (547,613)   (23.0%)

Operating
Expenses                  (469,375)   (48.2%)          (406,714)   (29.7%)


Net Income                (187,940)   (45.5%)          (213,804)   (29.7%)



    Revenues decreased $547,613 (23.0%) in the first six months of 1999 as compared with the first six months of 1998 due primarily to gains in the amount of approximately $417,000 recognized by the Company on the contribution of assets in kind to a charitable organization during the first six months of 1998. No such contributions were made and no such gains recognized during the first six months of 1999. Revenues from the Company's title insurance operations decreased $157,971 (13.7%) in the first six months of 1999 as compared with the first six months of 1998. The decrease was primarily due to a decrease in revenues of one of the Company's consolidated subsidiaries resulting from the pirating of key employees by the competition in a manner which the Company considers unfair.
Operating expenses decreased $406,714 in the first six months of 1999 as compared with the first six months of 1998 due primarily to charitable contributions made by the Company during 1998. The provision for income tax expense increased $115,000 (56.1%) in the first six months of 1999 as compared with the first six months of 1998 due primarily to income tax deductions related to the contributions made during 1998 and referred to above.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	JUNE 30, 1999


ITEM 1	LEGAL PROCEEDINGS

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





                           	     M CORP
	                              Registrant



Date:  August 9, 1999              s/P. Cunningham
	                                    P. Cunningham,
	                                    Assistant Secretary-Treasurer




Date: August 9,  1999              s/Jerry K. Mohland
	                                    Jerry K. Mohland,
	                                    Accountant