Form 10QSB
period 1999-09-30
M CORP
filed 1999-11-05
CIK 67715

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999


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

           Class                         Outstanding at September 30, 1999
$1.00 Par Value Common Stock                     1,565,749 Shares


Transitional Small Business Disclosure Format (Check One):  Yes     ;  No   X

                                  M CORP
                                  INDEX

                            SEPTEMBER 30, 1999

                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet -
       September 30, 1999                                             2

     Statements of Income and Comprehensive Income -
       Three Months and Nine Months Ended
       September 30, 1999 and 1998                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income                                 6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                 M CORP

                        CONSOLIDATED BALANCE SHEET

                            September 30, 1999
  ASSETS
Current Assets
 Cash                                                         $  18,195,459
 Marketable Securities, at Fair Value                             1,528,694
 Receivables - Net                                                   81,265
 Income Tax Prepayments                                             113,292

       Total Current Assets                                      19,918,710

Marketable Securities and
   Other Investments, at Fair Value                               5,061,519

Property, Plant and Equipment, Net                                  941,403

              TOTAL ASSETS                                    $  25,921,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     304,520
  Deferred Income Taxes                                             139,400

       Total Current Liabilities                                    443,920

Provision for Estimated Title and
 Escrow Losses                                                      933,538

Minority Interests                                                2,283,201

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  42,470

Deferred Income Taxes                                               442,300

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,295 shares issued                                        3,750,295
 Capital Surplus                                                 18,266,853
 Retained Earnings                                                1,018,815
 Accumulated Other Comprehensive Income                           1,115,584
 Treasury Stock, at Cost                                         (2,375,344)

       Total Stockholders' Equity                                21,776,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  25,921,632


              See Notes to Consolidated Financial Statements

                              M CORP

                  CONSOLIDATED STATEMENTS OF INCOME



                                      For The Three                   For The Nine
                                      Months Ended                    Months Ended
                                      September 30,                   September 30,
                                  1999              1998           1999          1998

Operating Revenues             $  779,323        $1,391,425     $2,611,725    $3,771,440

Operating Expenses
  Salaries and Payroll
   Costs                          242,992           249,986        770,321       687,432
  Other Expenses                  235,189           216,904        670,143     1,148,455

                                  478,181           466,890      1,440,464     1,835,887

    Operating Income              301,142           924,535      1,171,261     1,935,553

Minority Portion of
 (Income) Loss                    (12,699)          (48,507)       (57,092)     (134,995)

Income Before Income
 Taxes                            288,443           876,028      1,114,169     1,800,558

Income Tax Expense               (105,000)         (315,000)      (425,000)     (520,000)

     Net Income                   183,443           561,028        689,169     1,280,558

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes              (67,816)         (953,106)      (313,872)   (1,145,529)

Comprehensive Income (Loss)    $  115,627        $ (392,078)    $  375,297    $  135,029






              See Notes To Consolidated Financial Statements

                                  M CORP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                       1999           1998

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided (Used) By
 Operating Activities                               $   204,978  $   799,099

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Proceeds From Sales and Redemptions
  of Property, Plant and Equipment                         -          13,905

Capital Expenditures Paid in Cash                       (36,645)     (63,401)

Cash Received on Principal of
 Notes Receivable                                          -          11,466

Cash Purchases of Minority Interests                     (2,977)      (8,551)

Cash Used for Purchases of Marketable
 Securities Available for Sale                          (28,652)     (76,462)

Cash Received on Disposition of Marketable
 Securities Available For Sale                          137,603      592,148

Net Cash Provided By Investing
 Activities                                              69,329      469,105

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock
 and Redemption of Common Stock                         (10,220)        -

Net Cash (Used) By
 Financiang Activities                                  (10,220)        -


NET INCREASE IN CASH                                    264,087    1,268,204

CASH - BEGINNING OF PERIOD                           17,931,459   15,186,576

CASH - END OF PERIOD                                $18,195,459  $16,454,780


               See Notes to Consolidated Financial Statements

                                  M CORP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1999


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 1999 and the results of the Company's operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, of Available-For-Sale investments are carried at fair value in the Company's balance sheet at September 30, 1999.

The net unrealized holding gain at September 30, 1999, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30, 1999 in accordance with the provisions of Financial Accounting Standards No. 130.

                                  M CORP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF THE INCOME STATEMENT

                            SEPTEMBER 30, 1999


      A summary of the period to period changes in items included in the statements of income is shown below.

                                   COMPARISON            OF
                            THREE MONTHS               NINE MONTHS
                               ENDED                      ENDED
                            September 30,              September 30,
                            1999 AND 1998              1999 AND 1998


                                    INCREASES        (DECREASES)

Revenues             $(612,102)      (44.0%)          $(1,159,715)   (30.7%)

Expenses                11,291         2.4%              (395,423)   (21.6%)

Net Income            (377,585)      (67.3%)             (591,389)   (46.2%)


Revenues decreased $1,159,715 (30.7%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to gains in the amount of approximately $786,359 recognized by the Company on the disposition of securities, including a gain of approximately $417,000 recognized on the contribution of assets in kind to a charitable organization during the first nine months of 1998. No such contributions were made during the first nine months of 1999. Revenues from the Company's title insurance operations decreased $410,025 (23.3%) in the first nine months of 1999 as compared with the first nine months of 1998. The decrease was primarily due to a decrease in revenues of one of the Company's consolidated subsidiaries resulting from the pirating of key employees by the competition in a manner which the Company considers unfair. Operating expenses decreased $395,423 (21.6%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to charitable contributions made by the Company during 1998. The provision for income tax expense decreased $95,000 (18.3%) in the first nine months of 1999 as compared with the first nine months of 1998 due primarily to the decrease in pretax income.

                                M CORP

                               PART II

                          OTHER INFORMATION

                         SEPTEMBER 30, 1999


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





                             M CORP
                           Registrant




Date:  October 29, 1999          s/S. C. Lee
                                   S. C. Lee
                                   Assistant Secretary-Treasurer



Date:  October 29, 1999          s/Jerry K. Mohland
                                   Jerry K. Mohland,
                                   Accountant