Form 10QSB
period 2000-03-31
M CORP
filed 2000-05-15
CIK 67715

U.S. Securities and Exchange Commission
                          	Washington, D.C.  20549

                                	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended         March 31, 2000


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

            Class                        Outstanding at March 31, 2000
$1.00 Par Value Common Stock                     1,565,250 Shares


Transitional Small Business Disclosure Format (Check One): Yes      ; No    X

                                  	M CORP

                                  	INDEX

                              	MARCH 31, 2000


                                                             Page Number
PART I

Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 2000  		                                              2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2000 and 1999                      3

Statements of Cash Flows -
  Three Months Ended March 31, 2000 and 1999                      4

Notes to Consolidated Financial Statements 		                     5

Management's Discussion and Analysis of the
  Consolidated Statements of Income 		                            6


PART II

  Other Information 		                                            7

  Signatures     		                                               8

                                  M CORP

                        	CONSOLIDATED BALANCE SHEET

                           	AS OF MARCH 31, 2000

  ASSETS

Current Assets
 Cash                                                         $  18,327,598
 Marketable Securities, at Fair Value                             1,757,246
 Receivables - Net                                                   69,103
 Income Tax Prepayments                                             147,941
 Prepaid Expenses                                                    31,600

       Total Current Assets                                      20,333,488

Noncurrent Investments, at Fair Value                             4,246,977

Property, Plant and Equipment, Net                                  995,070

              TOTAL ASSETS                                    $  25,575,535



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     307,244
  Deferred Income Taxes                                              27,300

       Total Current Liabilities                                    334,544

Provision for Estimated Title and
 Escrow Losses                                                      913,134

Minority Interests                                                2,265,901

Deferred Income Taxes                                               326,400

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  38,360

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
 5,000,000 shares authorized,
 3,750,295 shares issued                                          3,750,295
 Capital Surplus                                                 18,266,853
 Retained Earnings                                                1,311,387
 Accumulated Other Comprehensive Income                             748,695
 Treasury Stock, at Cost                                         (2,380,034)

       Total Stockholders' Equity                                21,697,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  25,575,535


                	See Notes to Consolidated Financial Statements

                                 M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                                                 For The Three Months Ended
                                                         March 31,
                                                     2000          1999

Operating Revenues                               $  781,570    $  955,646

Operating Expenses
    Salaries & Payroll Costs                        223,770       269,732
    Other Expenses                                  213,366       188,078

                                                    437,136       457,810

Operating Income                                    344,434       497,836


Minority Portion of Income                          (14,244)      (26,973)

Income Before Income Taxes                          330,190       470,863

Income Tax Expense                                 (125,000)     (190,000)

Net Income                                          205,190       280,863

Other Comprehensive Income (Loss)
  Decrease in Unrealized
  Holding Gains,
  Net of Income Taxes                              (220,480)     (139,571)

Comprehensive Income (Loss)                      $  (15,290)   $  141,292





                See Notes to Consolidated Financial Statements

                                   	M CORP

                     	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Three Months Ended

                                                         March 31,
                                                    2000   	        1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By Operating
 Activities                                    $    399,493    $   462,837

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received on Sales and Redemptions
 of Property and Equipment                            4,990           -

Cash Purchases of Furniture and Equipment              -            (5,923)

Cash Purchases of Minority Interests                 (3,863)        (1,677)

Cash Used for Purchases of Marketable
 Securities Available For Sale                      (17,657)       (16,932)

Net Cash (Used) By
  Investing Activities                              (16,530)       (24,532)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                     (4,690)          -

Dividends Paid In Cash                             (156,729)      (393,254)

Net Cash Provided (Used) By
   Financing Activities                            (161,419)      (393,254)


NET INCREASE IN CASH                                221,544         45,051

CASH - BEGINNING OF PERIOD                       18,106,054     17,931,372

CASH - END OF PERIOD                            $18,327,598    $17,976,423

                 	See Notes to Consolidated Financial Statements

                                    M CORP

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	MARCH 31, 2000


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2000 and the results of the Company's operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 and 1999 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 93% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115, the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2000. The net unrealized holding gain at March 31, 2000, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2000 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2000:

                                        Sales To                    Segment
                                        Outside      Interest      Operating
                                        Concerns     Revenues       Profit

Financial Holding Company              $  62,096     $  99,847    $ 133,166
Title Insurance Operations               348,433       131,289      132,608
Rental Properties                        139,905          -          78,660

Consolidated                           $ 550,434     $ 231,136    $ 344,434

                                	M CORP

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                      OF THE STATEMENTS OF INCOME

                             	MARCH 31, 2000

A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON OF
                                       Three Months
                                           Ended
                                         March 31,
                                       2000 and 1999
                                          Increases
                                         (Decreases)

Operating Revenues                   $  (174,076)   (18.2%)

Operating Expenses                   $   (20,674)    (4.5%)

Net Income                           $   (75,673)   (26.9%)



Revenues decreased $174,076, 18.2%, in the first quarter of 2000 as compared with the first quarter of 1999 due primarily to decreases in title insurance premiums and related fees ($218,028; 41.3%) and rent revenues ($11,106; 7.4%) partially offset by an increase in interest income and other revenues.
The decrease in title insurance premiums and related fees in the first quarter of 2000 as compared with the first quarter of 1999 was due primarily to the pirating of key employees from one of the Company's consolidated subsidiaries by the competition in a manner which the Company considers unfair trade practices and for which the Company is considering legal action for the recovery of damages. There also was some decline in the real estate economies within the Montana communities within which the Company operates. Operating expenses decreased $20,674, 4.5%, in the first quarter of 2000 as compared with the first quarter of 1999. Salaries and related payroll costs decreased $45,962, 17.0%, in the first quarter of 2000 as compared with the first quarter of 1999 due primarily to decreases in the number of employees in the Company's title insurance operations. The provision for income tax expense decreased $65,000 (34.2%) in the first quarter of 2000 as compared with the first quarter of 1999 due to the decrease in pretax income.

                                  	M CORP

                                  	PART II

                             	OTHER INFORMATION

                               	MARCH 31, 2000


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



                           	       M CORP
	                                Registrant



Date:  April 28, 2000 	                s/T. Burnside
                                         T. Burnside,
                                         Assistant
                                         Secretary-Treasurer



Date:  April 28, 2000 	                s/Jerry K. Mohland
                                         Jerry K. Mohland,
                                         Accountant