Form 10QSB
period 2000-06-30
M CORP
filed 2000-08-11
CIK 67715

U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 2000


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

         Class                             Outstanding at June 30, 2000
$1.00 Par Value Common Stock                      1,565,250 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet -
    June 30, 2000                                                2

  Statements of Income and Comprehensive Income -
    Three Months and Six Months Ended June 30, 2000
    and 1999 		                                                  3

  Statements of Cash Flows -
    Six Months Ended June 30, 2000 and 1999                      4


  Notes to Consolidated Financial Statements		                   5


Management's Discussion and Analysis of the
  Consolidated Statements of Income		                            6


PART II

  Other Information		                                            7

  Signatures		                                                   8

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF JUNE 30, 2000


  ASSETS

Current Assets
 Cash                                                        $ 18,593,356
 Marketable Securities, at Fair Value                           1,597,382
 Receivables, Net                                                  67,850
 Income Tax Prepayments                                            37,941
 Prepaid Expenses                                                  22,600

       Total Current Assets                                    20,319,129

Noncurrent Investments, at Fair Value                           4,420,811

Property, Plant and Equipment, Net                                982,142

              TOTAL ASSETS                                   $ 25,722,082



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    250,339
  Deferred Income Taxes                                           169,000

      Total Current Liabilities                                   419,339

Provision for Estimated Title and
 Escrow Losses                                                    902,737

Minority Interests                                              2,274,184

Deferred Income Taxes                                             188,200

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                36,305


STOCKHOLDERS' EQUITY
 Common Stock, $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,905 shares issued                                      3,750,295
 Capital Surplus                                               18,266,853
 Retained Earnings                                              1,505,856
 Accumulated Other Comprehensive Income                           758,347
 Treasury Stock, at Cost                                       (2,380,034)

       Total Stockholders' Equity                              21,901,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 25,722,082


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                  June 30,                    June 30,
                            2000          1999            2000        1999

Operating Revenues      $  779,711    $  876,756      $1,561,281  $1,832,402

Operating Expenses
  Salaries and Payroll
   Costs                   219,722       257,597         443,492     527,329
  Other Expenses           241,399       246,876         454,765     434,954

                           461,121       504,473         898,257     962,283

    Operating Income       318,590       372,283         663,024     870,119

Minority Portion of
 (Income)                  (14,121)      (17,420)        (28,365)    (44,393)

Income Before
  Income Taxes             304,469       354,863         634,659     825,726

Income Tax Expense        (110,000)     (130,000)       (235,000)   (320,000)

     Net Income            194,469       224,863         399,659     505,726

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains
 Net of Income Taxes         9,652      (106,485)       (210,828)   (246,056)

Comprehensive Income    $  204,121    $  118,378      $  188,831  $  259,670



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For The Six Months Ended
                                                       June 30,
                                                2000             1999

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                      $  678,465      $   450,939

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Sales and Redemptions
   of Property and Equipment                     4,990             -

Capital Expenditures Paid In Cash              (16,350)          (6,645)

Cash Purchases of Minority Interests            (5,164)          (2,107)

Cash Used for Purchases of Marketable
 Securities Available for Sale                 (23,013)         (21,652)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                   9,793            6,373

Net Cash (Used)
   By Investing Activities                     (29,744)         (24,031)


     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                (4,690)            -

Dividends Paid In Cash                        (156,729)        (393,412)

Net Cash (Used)
   By Financiang Activities                   (161,419)        (393,412)


NET INCREASE IN CASH                           487,302           33,496

CASH - BEGINNING OF PERIOD                  18,106,054       17,931,372

CASH - END OF PERIOD                       $18,593,356      $17,964,868


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2000 and the results of the Company's operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three months and six months ended June 30, 2000 and 1999 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 93% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2000. The net unrealized holding gain at June 30, 2000, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 2000 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2000:


                                       Sales To                   Segment
                                        Outside     Interest     Operating
                                       Concerns     Revenues      Profit

Financial Holding Company             $ 27,875      $110,362     $130,721
Title Insurance Operations             364,688       140,580      123,207
Rental Properties                      136,206          -          64,662

Consolidated                          $528,769      $250,942     $318,590

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	JUNE 30, 2000


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             JUNE 30,                   JUNE 30,
                          2000 AND 1999              2000 AND 1999

                             INCREASES                (DECREASES)


Operating
Revenues                $  (97,045)   (11.1%)        $ (271,121)   (14.8%)

Operating
Expenses                   (43,352)    (8.6%)           (64,026)    (6.7%)


Net Income                 (30,394)   (13.5%)          (106,067)   (21.0%)


Revenues decreased $271,121, 14.8%, in the first six months of 2000 as compared with the first six months of 1999 due primarily to decreases in title insurance premiums and related fees and rent revenues partially offset by an increase in interest income and other revenues. The decrease in title insurance premiums and related fees in the first six months of 2000 as compared with the first six months of 1999 was due primarily to the pirating of key employees from one of the Company's consolidated subsidiaries by the competition in a manner which the Company considers unfair trade practices and for which the Company is considering legal action for the recovery of damages. There also was some decline in the real estate economies within the Montana communities within which the Company operates. Operating expenses decreased $64,026, 6.7%, in the first six months of 2000 as compared with the first six months of 1999. Salaries and related payroll costs decreased $83,837, 15.9%, in the first six months of 2000 as compared with the first six months of 1999 due primarily to decreases in the number of employees in the Company's title insurance operations. The provision for income tax expense decreased $85,000 (26.6%) in the first six months of 2000 as compared with the first six months of 1999 due to the decrease in pretax income.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	JUNE 30, 2000


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





                           	     M CORP
	                              Registrant



Date:  August 11, 2000             s/H. Contway
	                                    H. Contway,
	                                    Assistant Secretary-Treasurer




Date:  August 11, 2000             s/Jerry K. Mohland
	                                    Jerry K. Mohland,
	                                    Accountant