Form 10QSB
period 2000-09-30
M CORP
filed 2000-11-14
CIK 67715

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000


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

           Class                         Outstanding at September 30, 2000
$1.00 Par Value Common Stock                     1,565,250 Shares


Transitional Small Business Disclosure Format (Check One):  Yes     ;  No   X

                                  M CORP


                                  INDEX


                            SEPTEMBER 30, 2000

                                                                Page Number
PART I

  Condensed Consolidated Financial Statements:

     Balance Sheet -
       September 30, 2000                                             2

     Statements of Income and Comprehensive Income -
       Three Months and Nine Months Ended
       September 30, 2000 and 1999                                    3

     Statements of Cash Flows -
       Nine Months Ended September 30, 2000 and 1999                  4

     Notes to Consolidated Financial Statements                       5

  Management's Discussion and Analysis of the
    Consolidated Statements of Income                                 6


PART II

  Other Information                                                   7

  Signatures                                                          8

                                 M CORP

                        CONSOLIDATED BALANCE SHEET

                            September 30, 2000
  ASSETS
Current Assets
 Cash                                                         $  19,140,720
 Marketable Securities, at Fair Value                             1,620,492
 Receivables - Net                                                   43,191
 Prepaid Expenses                                                     8,900

       Total Current Assets                                      20,813,303

Marketable Securities and
   Other Investments, at Fair Value                               6,009,870

Property, Plant and Equipment, Net                                  952,033

              TOTAL ASSETS                                    $  27,775,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Accrued Liabilities                    $     303,689
  Income Taxes                                                      117,058
  Deferred Income Taxes                                             176,100

       Total Current Liabilities                                    596,847

Provision for Estimated Title and
 Escrow Losses                                                      892,340

Minority Interests                                                2,372,520

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                  34,250

Deferred Income Taxes                                               835,900

STOCKHOLDERS' EQUITY
 Common Stock - $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,295 shares issued                                        3,750,295
 Capital Surplus                                                 18,266,853
 Retained Earnings                                                1,771,581
 Accumulated Other Comprehensive Income                           1,634,654
 Treasury Stock, at Cost                                         (2,380,034)

       Total Stockholders' Equity                                23,043,349

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  27,775,206


              See Notes to Consolidated Financial Statements

                              M CORP

                  CONSOLIDATED STATEMENTS OF INCOME



                                      For The Three                   For The Nine
                                      Months Ended                    Months Ended
                                      September 30,                   September 30,
                                  2000              1999           2000          1999

Operating Revenues             $  872,395        $  779,323     $2,433,676    $2,611,725

Operating Expenses
  Salaries and Payroll
   Costs                          219,398           242,992        662,890       770,321
  Other Expenses                  209,475           235,189        664,240       670,143

                                  428,873           478,181      1,327,130     1,440,464

    Operating Income              443,522           301,142      1,106,546     1,171,261

Minority Portion of
 (Income) Loss                    (22,797)          (12,699)       (51,162)      (57,092)

Income Before Income
 Taxes                            420,725           288,443      1,055,384     1,114,169

Income Tax Expense               (155,000)         (105,000)      (390,000)     (425,000)

     Net Income                   265,725           183,443        665,384       689,169

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains,
 Net of Income Taxes              876,307           (67,816)       665,479      (313,872)

Comprehensive Income (Loss)    $1,142,032        $  115,627     $1,330,863    $  375,297






              See Notes To Consolidated Financial Statements

                                  M CORP

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Nine
                                                         Months Ended
                                                         September 30,
                                                       2000           1999

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
 Operating Activities                               $ 1,231,353  $   598,390

     CASH FLOWS FROM INVESTING ACTIVITIES

Cash Received on Sales and Redemptions
  of Property, Plant and Equipment                        4,990         -

Capital Expenditures Paid in Cash                       (16,350)     (36,645)

Cash Purchases of Minority Interests                     (5,164)      (2,977)

Cash Used for Purchases of Marketable
 Securities Available for Sale                          (28,537)     (28,652)

Cash Received on Disposition of Marketable
 Securities Available For Sale                            9,793      137,603

Net Cash Provided (Used) By
  Investing Activities                                  (35,268)      69,329

     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock                         (4,690)     (10,220)

Dividends Paid in Cash                                 (156,729)    (393,412)

Net Cash (Used) By
 Financiang Activities                                 (161,419)    (403,632)


NET INCREASE IN CASH                                  1,034,666      264,087

CASH - BEGINNING OF PERIOD                           18,106,054   17,931,372

CASH - END OF PERIOD                                $19,140,720  $18,195,459


               See Notes to Consolidated Financial Statements

                                  M CORP

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2000


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2000 and the results of the Company's operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not indicative of the results to be expected for the full year.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September 30, 2000. The net unrealized holding gain at September 30, 2000, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at September 30,
2000 in accordance with the provisions of Financial Accounting Standards
No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended September 30, 2000:

                                   Sales To                       Segment
                                   Outside        Interest       Operating
                                   Concerns       Revenues         Profit

Financial Holding Company          $ 40,582       $119,656        $139,157
Title Insurance Operations          416,693        154,819         235,577
Rental Properties                   140,645           -             68,788

Consolidated                       $597,920       $274,475        $443,522

                                  M CORP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF THE INCOME STATEMENT

                            SEPTEMBER 30, 2000


      A summary of the period to period changes in items included in the statements of income is shown below.

                                   COMPARISON            OF
                            THREE MONTHS               NINE MONTHS
                               ENDED                      ENDED
                            September 30,              September 30,
                            2000 AND 1999              2000 AND 1999


                                    INCREASES        (DECREASES)

Revenues             $  93,072        11.9%           $  (178,049)    (6.8%)

Expenses               (49,308)      (10.3%)             (113,334)    (7.9%)

Net Income              82,282        44.9%               (23,785)    (3.5%)



Revenues decreased $178,049 (6.8%) in the first nine months of 2000 as compared with the first nine months of 1999 due primarily to decreases in title insurance premiums and related fees and rent revenues partially offset by an increase in interest income and other revenues. The decrease in title insurance premiums and related fees in the first nine months of 2000 as compared with the first nine months of 1999 was due primarily to the pirating of key employees from one of the Company's consolidated subsidiaries by the competition. Operating expenses decreased $113,334, 7.9%, in the first nine months of 2000 as compared with the first nine months of 1999. Salaries and related payroll costs decreased $107,431, 14.0%, in the first nine months of 2000 as compared with the first nine months of 1999 due primarily to decreases in the number of employees in the Company's title insurance operations. The provision for income tax expense decreased $35,000 (8.2%) in the first nine months of 2000 as compared with the first nine months of 1999 due to the decrease in pretax income.

                                M CORP

                               PART II

                          OTHER INFORMATION

                         SEPTEMBER 30, 2000


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A meeting of shareholders was held on
          September 28, 2000 at which the Company's board of directors was elected.

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None

                             M CORP

                           SIGNATURES



               In accordance with the requirements  of
          the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             M CORP
                           Registrant




Date:  October 30, 2000          s/L. K. Smith
                                   L. K. Smith,
                                   Assistant Secretary-Treasurer



Date:  October 30, 2000          s/Jerry K. Mohland
                                   Jerry K. Mohland,
                                   Accountant