Form 10KSB
period 2000-12-31
M CORP
filed 2001-04-17
CIK 67715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year $3,245,473.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 2001, 104,033 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by Pink Sheets LLC. There exists no public market for registrant's stock.


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,564,800 shares $1.00 value common stock are outstanding as of February
28, 2001.

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

             DOCUMENTS                           FORM 10-KSB REFERENCE

     Annual Report to Shareholders for           Part I,   Items 1 and 2
     the year ended December 31, 2000.           Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV,  Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                                  M CORP

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A description of the Company's business is set forth on Page 1 and in Notes
2 and 14 (Pages 12 and 18, respectively) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000 which description is incorporated herein by reference.

The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's properties is set forth on Page 1 and in Note 13 (Page 17) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000, which description is incorporated herein by reference.

In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expires in 2002, but may be terminated upon six (6) months notice. The lease for office space in Forsyth is on a month to month basis. See Note 9 - Commitments, of the Notes to Consolidated Financial Statements on Page 16 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000 which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                   M CORP

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION; AND

ITEM 7.  FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 19, Pages 1 and 2 and Pages 3 to 18, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000, which report is incorporated herein by reference.

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

                                  M CORP

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2001 annual meeting of shareholders or until their successors are elected and qualify.

     NAME, AGE, AND YEAR ELECTED DIRECTOR        POSITION

     Anne Marie McCann,     78,  1999            Director

     R. Bruce Robson        59,  1994            Director

     S. M. McCann,          37,  1994            Director,
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

                                   III-1

                                   M CORP

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidaries to the Company's President for 2000, 1999 and 1998. No officer or director of the Company or the Company's consolidated subsidaries received total cash compensation in excess of $10,000 for 2000, 1999 or 1998.

                     Summary Compensation Table

    Name and                  Calender                    Total Cash
Principal Position             Year                      Compensation

S. M. McCann                   2000                        $ 24,000
President, Director            1999                        $      0
                               1998                        $      0

The Company does not have any compensatory stock appreciation rights plans or compensatory stock option plans. The Company has not adopted a formal plan for the compensation of directors. During 2000 the Company and its consolidated subsidiaries paid a total of $500 to directors of the Company and the Company's consolidated subsidiaries.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2001.

                                                 Amount and
                                                   Nature
       Title of       Name and Address of        of Beneficial    Percent
        Class         Beneficial Owner            Ownership      of Class

      $1.00 Par       GNI, Inc.                     700,341        44.8%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Jefferson Management Co.      696,932        44.5%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Anne Marie and Paul J.      1,460,767 (1)    93.4%
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


                                  III-2

                                  M CORP


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(a) Security Ownership of Certain Beneficial Owners - Continued

(1) Includes the 700,341 shares owned by GNI, Inc., of which company members of the Anne Marie and Paul J. McCann family own, directly or indirectly, over 50% of the outstanding stock, 60,424 shares owned by FDC, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock, 696,932 shares owned by Jefferson Management Co., of which company members of the Anne Marie and Paul
J. McCann family own directly or indirectly over 50% of the outstanding stock, 1,250 shares owned by DDI, Inc. of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock and 1,820 shares owned outright by members of the Anne Marie and Paul J. McCann family. S.M. McCann is the record owner of 400 shares of stock of the Company. Paul J. McCann disclaims beneficial ownership in any shares of stock not directly owned of record by him. Anne Marie McCann disclaims beneficial ownership in any shares of stock not directly owned of record by her. Neither Anne Marie McCann nor Paul J. McCann personally own any shares of stock of the Company.

(b) Security Ownership of Management

The following table sets forth as of February 28, 2001, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:


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


                                  III-3

                                  M CORP


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Transactions between the Company (and its consolidated subsidiaries) and related persons are disclosed in Note 12 (Page 16) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2000 which description is incorporated herein by reference.




                                  III-4

                                   6.

                                  M CORP

                                  PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. 13 - M Corp Annual Report to Shareholders for the year ended
December 31, 2000.

No. 22 - Subsidiaries of the Registrant.


(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2000.

                                  M CORP

                                SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 M CORP




     Date:  February 28, 2001          By:  s/S. M. McCann
                                              S. M. McCann, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2001.



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