Form 10QSB
period 2001-03-31
M CORP
filed 2001-07-03
CIK 67715

July 2, 2001


Gentlemen,

	We are transmitting herewith Form 10-QSB for the quarter ended
March 31,
2001 for M Corp.
M Corp

S/Lori Olson
    Lori Olson,
  Accountant

	The company's controller left on March 31, 2001 and the accountant on May
30, 2001. I started as an accountant with the company in May 2001. I have reviewed the working papers and other accounting records for the quarter ended
March 31, 2001 and have reconciled cash accounts. To the best of my knowledge and belief the Form 10-QSB for the quarter ended March 31, 2001, reflects the financial condition of the company.

						Lori Olson,
						Accountant


U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
  1934
        For the quarterly period ended  March 31, 2001

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

                      Class
                     Outstanding at March 31, 2001
$1.00 Par Value Common Stock
             1,564,800 Shares

Transitional Small Business Disclosure Format (Check One): Yes      ; No
X

M CORP

INDEX

MARCH 31, 2001




                                                      Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 2001
                                                    2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2001 and 2000
                              3

Statements of Cash Flows -
  Three Months Ended March 31, 2001 and 2000
                              4

Notes to Consolidated Financial Statements
                                    5

  Management's Discussion and Analysis of the
 Consolidated Statements of Income
                                        6


PART II

  Other Information
                                                         7

  Signatures
                                                               8













1
M CORP
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2001






ASSETS





Current Assets


   Cash
$
23,666,154
   Marketable Securities, at Fair Value

3,761,529
   Receivables, Net

86,391
   Prepaid Expenses

28,555



      Total Current Assets

27,542,629



Noncurrent Investments, at Fair Value

287,000



Deferred Income Taxes

138,100



Property, Plant and Equipment, Net

926,655



Total Assets
$
28,894,384



LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities


   Accounts Payable and Accrued Liabilities
$
821,019
   Income Taxes Payable

1,282,508
   Deferred Income Taxes

69,100



       Total Current Liabilities

2,172,627



Provision for Estimated Title and Escrow Losses

873,975
Minority Interests

2,374,591
Excess of Fair Value of Net


    Assets Acquired Over Cost

30,140



Stockholders' Equity


   Common Stock, $1.00 Par Value,


     5,000,000 shares authorized,


     3,750,295 shares issued

3,750,295
   Capital Surplus

19,266,853
   Retained Earnings

2,685,138
   Accumulated Other Comprehensive Income

125,299
   Treasury Stock, at Cost

(2,384,534)



               Total Stockholders' Equity

23,443,051



Total Liabilities and Stockholders' Equity
$
28,894,384



See Notes to Consolidated Financial Statements.



2





M CORP





CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

















For The Three Months


Ended


March 31,


2001

2000










Operating Revenues
$
3,630,671
$
781,570





Operating Expenses









  Salaries and




     Payroll Costs

211,567

223,770





  Other Expenses

214,990

213,366







426,557

437,136





Operating Income

3,204,114

344,434





Minority Portion




   Of Income

(150,803)

(14,244)





Income Before




   Income Taxes

3,053,311

330,190





Income Tax Expense

(1,300,000)

(125,000)





Net Income

1,753,311

205,190





Other Comprehensive Income (Loss)




  Decrease in Unrealized




  Holding Gains,




  Net of Income Taxes

(1,697,490)

(220,480)





Comprehensive Income (Loss)
$
55,821
$
(15,290)



































See Notes to Consolidated Financial Statements.





3





M CORP





CONSOLIDATED STATEMENTS OF CASH FLOWS












For The Three Months


Ended


March 31,


2001

2000
CASH FLOWS FROM OPERATING ACTIVITIES









Net Cash Provided By




   Operating Activities
$
393,650
$
399,493










CASH FLOWS FROM INVESTING ACTIVITIES









  Cash Received on Sales and Redemptions




    of Property and Equipment

-

4,990





  Cash Purchases of Furniture and Equipment

(4,276)

-





  Cash Purchases of Minority Interests

(19,905)

(3,863)





  Cash Used For Purchases of Marketable




    Securities Available For Sale

(2,372,957)

(17,657)





  Cash Received on Dispositions of Marketable




    Securities Available for Sales

6,543,446

-





Net Cash (Used) By




   Investing Activities

4,146,308

(16,530)





CASH FLOWS FROM FINANCING ACTIVITIES




   Cash Purchases of Treasury Stock

-

(4,690)





   Dividends Paid In Cash

(16,957)

(156,729)





Net Cash Provided (Used) By




   Financing Activities

(16,957)

(161,419)





NET INCREASE IN CASH

4,523,001

221,544





CASH - BEGINNING OF PERIOD

19,143,153

18,106,054





CASH - END OF PERIOD
$
23,666,154
$
18,327,598



































See Notes to Consolidated Financial Statements.





4


M  CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2001 and the results of the Company's operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 and
2000
are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 93% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. In accordance with SFAS
No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2001. The net unrealized holding gain at
March 31, 2001, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2001 in accordance with the provisions of Financial Accounting
Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31,
2001:



Sales To



Segment


Outside

Interest

Operating


Concerns

Revenues

Profit







Financial Holding Company
$
1,852,519
$
70,159
$
1,619,562
Title Insurance Operations

1,644,035

111,558

1,439,487
Rental Properties

134,117

-

145,065







Consolidated
$
3,630,671
$
181,717
$
3,204,114

5

M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

MARCH 31, 2001

A summary of the period to period changes in items included in the statements of income is shown below.



    COMPARISON OF
Three Months
Ended
 March 31,
     2001 and 2000



Increases
(Decreases)


		Operating Revenues		           $  2,849,101	364.5%

		Operating Expenses		           $   (10,578)	 (2.4%)

		Net Income			                 $  1,548,120	 754.5%


	Revenues increased $2,849,101 in the first quarter of 2001 compared with the first quarter of 2000 primarily to an increase in the security sales ($2,863,949). The majority of the increase in security sales revenue came from the sale of WesterFed. A commission fee of $452,262 was paid to Jefferson Management Company (a shareholder in M Corp) in connection with this sale of WesterFed. Other factors include: decrease in rent $5,789 (4.1%), a decrease in interest and dividends of $30,213 (10.1%), and an offsetting increase in other revenues of $9,501 (45.5%). Operating expenses decreased $10,578 in the first quarter of 2001 as compared with the first quarter of 2000 due to decrease in salaries ($12,204, 5.5%) and depreciation
($7,523, 23.4%). The provision for income tax expense increased by $1,175,000 (940%) in the first quarter of 2001 as compared with the first quarter of 2000 primarily to the substantial increase in income from the security sales.

6
M CORP

PART II

OTHER INFORMATION

MARCH 31, 2001



ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

None






7




SIGNATURES







In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





M CORP
Registrant









Date:  May 31, 2001		                         s/A.Dompier

                   A. Dompier,
          Assistant
Secretary Treasurer




Date:  May 31, 2001		                         s/Lori Olson

                   Lori Olson,
                   Accountant







8