Form 10QSB
period 2001-06-30
M CORP
filed 2001-09-14
CIK 67715

September 14, 2001
Gentleman-
	We are transmitting herewith Form
10-QSB for the quarter ended June 30, 2001 for M
Corp.
			    M Corp

			S./Lori Olson
			   Lori Olson,
			       Accountant

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934
        For the quarterly period ended
June 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
       For the transition period from
     to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding
of each of the issuer's classes of common
 equity, as of the latest
practicable date:
       Class    Outstanding at June 30, 2001
$1.00 Par Value Common Stock
 1,564,800 Shares

Transitional Small Business Disclosure
Format (Check One): Yes    ; No  X


M CORP



INDEX



Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  June 30, 2001      2

Statements of Income and
Comprehensive Income -
  Three Months and Six Months
 Ended June 30, 2001
    and 2000             3

Statements of Cash Flows -
  Six Months Ended June 30,
 2001 and 2000        4

Notes to Consolidated
Financial Statements   5

  Management's Discussion
and Analysis of the
    Consolidated Statements
 of Income            6


PART II

  Other Information  7


  Signatures    8











1





M CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all
 adjustments necessary (consisting
of only normal recurring accruals)
have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2001 and the results of the Company's operations for the three months and six months ended une 30, 2001 and 2000 and cash flows for the six months ended
June 30, 2001 and 2000.

The results of operations for the three months
 and six months ended June 30, 2001 are not indicative of the results to be expected for the full year.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS
No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2001. The net unrealized holding gain at June 30, 2001, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other
 Comprehensive Income at June 30, 2001
in accordance with the
provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended
June 30, 2001:



Sales To



Segment


Outside

Interest

Operating


Concerns

Revenues

Profit







Financial Holding Company
$
26,807
$
74,239
$
90,664
Title Insurance Operations

498,050

100,169

207,972
Rental Properties

117,579

        -

(602)







Consolidated
$
642,436
$
174,408
$
298,034







5




M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE INCOME STATEMENT


JUNE 30, 2001


A summary of the period to period
changes in items included in the
statements of income is shown
below.

    COMPARISON   OF



     THREE MONTHS
                    ENDED
                         JUNE 30,
2001 AND 2000

   SIX MONTHS     ENDED
                  JUNE 30,
2001 AND 2000

 INCREASES  (DECREASES)

Operating
  Revenues $37,133 5.0%
$2,886,234 184.9%


Operating
  Expenses 57,303 12.0%
    46,725       5.2%


Net Income 13,266      7.0%
 1,561,387   390.7%


	Revenues increased $2,886,234
for the first six months of 2001
($37,133 for the second quarter of
2001) as compared to this time frame in
 2000.  This increase is primarily due
to an increase in the security
sales ($2,862,691). The majority of the increase in security sales revenue came from the sale of WesterFed.
A commission fee of $452,262 was paid
 to Jefferson Management Company
(a shareholder in M Corp) in
connection with this sale of WesterFed.
  Other factors for the change in revenues include: decrease in rent of
$24,415 (8.8%), decrease in interest and dividends of $145,114 (23.5%), and an increase in title revenues of
$166,150 (26.4%).  Operating expenses
increased $46,725 for the first six
months of 2001 ($57,303 for the
second quarter of 2001) compared to
this time frame in 2000.  This is due
 to the decrease in depreciation of
$12,842 (21.3%), and increase in payroll
 expenses of $39,091 (8.8%).  The
provision for income tax expense
increased by $1,155,300 (491.6%) in
the first six months of 2001 ($19,700
in the second quarter of 2001) as
compared to this time frame in 2000.
This change was primarily due to the
substantial increase in income
from the security sales.  There was
also $25,000 paid to S. M. McCann for legal fees.






6



M CORP

PART II

OTHER INFORMATION

JUNE 30, 2001






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





M CORP
Registrant









Date: September 11, 2001, 2001
      s/D. Peterson
        D. Peterson, Assistant
        Secretary-Treasurer



Date: September 11, 2001
      s/Lori Olson
        Lori Olson, Accountant











8