Form 10QSB
period 2001-09-30
M CORP
filed 2001-11-16
CIK 67715

11/15/01
Gentleman,
We are transmitting herewith Form 10QSB
for the quarter ended September 30, 2001 for M Corp.

M Corp
s/Lori Olson
  Lori Olson
  Accountant

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended
September 30, 2001

[   ] TRANSITION REPORT UNDER SECTION
13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from
                to ________

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

 Class
utstanding at September 30, 2001
$1.00 Par Value Common Stock
1,564,070 Shares

Transitional Small Business
Disclosure Format (Check One):
 Yes    ; No  X



M CORP


INDEX
SEPTEMBER 30, 2001
Page Number
PART I

  Condensed Consolidated
 Financial Statements:

Balance Sheet -
September 30, 2001 2

Statements of Income and
 Comprehensive Income -
  Three Months and Nine
Months Ended
September 30, 2001
 and 2000	    3

Statements of Cash Flows -
  Nine Months Ended
September 30, 2001
 and 2000      4


Notes to Consolidated
Financial Statements	5

Management's Discussion
and Analysis of the
Consolidated Statements
 of Income	  6


PART II
Other Information 7
Signatures	 8












M CORP
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001






ASSETS





Current Assets


   Cash
$
22,275,979
   Marketable Securities, at Fair Value

4,063,947
   Receivables, Net

75,276
   Prepaid Expenses

10,555
   Prepaid Income Taxes

138,100



      Total Current Assets

26,563,857






Noncurrent Investments, at Fair Value

288,040



Property, Plant and Equipment, Net

884,543



Total Assets
$
27,736,440






LIABILITIES AND STOCKHOLDERS' EQUITY





Current Liabilities


   Accounts Payable and Accrued Liabilities
$
258,884
   Income Taxes

482,508
   Deferred Income Taxes

8,400



       Total Current Liabilities

749,792



Provision for Estimated Title and Escrow Losses
855,751
Minority Interests

2,388,366
Excess of Fair Value of Net


    Assets Acquired Over Cost

26,030



Stockholders' Equity


   Common Stock, $1.00 Par Value,


     5,000,000 shares authorized,


     3,750,295 shares issued

3,750,295
   Capital Surplus

19,266,853
   Retained Earnings

3,040,747
   Accumulated Other Comprehensive Income

44,235
   Treasury Stock, at Cost (2,186,225 shares)

(2,385,629)



               Total Stockholders' Equity

23,716,501



Total Liabilities and Stockholders' Equity
$
27,736,440






See Notes to Consolidated Financial Statements.



M CORP









CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME



For The Three Months

For The Nine Months


Ended

Ended


September 30,

September 30,


2001

2000

2001

2000



Operating Revenues
$
726,221
$
872,395
$
5,173,736
$
2,433,676


Operating Expenses


  Salaries and

 Payroll Costs

230,554

219,398

713,138

662,890
  Other Expenses

210,316

209,475

672,714

664,240



440,870

428,873

1,385,852

1,327,130









Operating Income

285,351

443,522

3,787,884

1,106,546









Minority Portion








   Of (Income) Loss

(27,776)

(22,797)

(178,964)

(51,162)









Income Before








   Income Taxes

257,575

420,725

3,608,920

1,055,384









Income Tax Expense

(109,700)

(155,000)

(1,500,000)

(390,000)









Net Income

147,875

265,725

2,108,920

665,384









Other Comprehensive Income (Loss)






  Increase (Decrease) in








  Unrealized Holding Gains,






  Net of Income Taxes

(114,544)

876,307

(1,778,554)

665,479









Comprehensive Income (Loss)
$
33,331
$
1,142,032
$
330,366
$
1,330,863









See Notes to Consolidated Financial Statements.









M CORP





CONSOLIDATED STATEMENTS OF CASH FLOWS


For The Nine Months


Ended


September 30,


2001

2000
CASH FLOWS FROM OPERATING ACTIVITIES









   Net Cash From Operations

945,942

1,231,353





   Income Taxes Paid in Cash

(1,000,000)

-





Net Cash Provided By




   Operating Activities
$
(54,058)
$
1,231,353










CASH FLOWS FROM INVESTING ACTIVITIES









  Cash Received on Sales and Redemptions




    of Property, Plant and Equipment

-

4,990





  Capital Expenditures Paid in Cash

(24,216)

(16,350)





  Cash Purchases of Minority Interests

(28,042)

(5,164)





  Cash Used For Purchases of Marketable




    Securities Available For Sale

(4,680,970)

(28,537)





  Cash Received on Dispositions of Marketable




    Securities Available For Sale

8,390,426

9,793





  Cash Paid for Commission Espense to Jefferson



    Management Company on the Sale of WesterFed
(452,262)

-





Net Cash Provided (Used) By




   Investing Activities

3,204,936

(35,268)





CASH FLOWS FROM FINANCING ACTIVITIES









   Cash Purchases of Treasury Stock

(1,095)

(4,690)





   Dividends Paid In Cash

(16,957)

(156,729)





Net Cash (Used) By




   Financing Activities

(18,052)

(161,419)





NET INCREASE IN CASH

3,132,826

1,034,666





CASH - BEGINNING OF PERIOD

19,143,153

18,106,054





CASH - END OF PERIOD
$
22,275,979
$
19,140,720






























See Notes to Consolidated Financial Statements.





4
M CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

In the opinion of management, all
 adjustments necessary (consisting
of only normal recurring
accruals) have been made to the
 unaudited financial statements to present fairly the financial position as of September 30, 2001 and the results of the
 Company's operations for the three months and nine months ended
September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three
months
 and nine months ended September 30, 2001 are not
indicative of the results to be expected for the full year.

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

The Company adopted the provisions of
Statement of Financial Accounting Standards No. 115,
(SFAS No. 115) effective January 1, 1994.
 In accordance with SFAS No. 115 the
Company's portfolios,
current and noncurrent, are carried at
 fair value in the Company's balance
sheet at September 30, 2001. The
net unrealized holding gain at September
30, 2001, net of the estimated income tax
 effects and minority
interests in the unrealized holding gains, is included in Accumulated Other
 Comprehensive Income at
September 30, 2001 in accordance with
 the provisions of Financial Accounting
Standards No. 130.

Sales to outside concerns, interest revenues
 and segment operating profit for the
Company's
reportable segments were as follows
for the period ended September 30, 2001:



Sales To



Segment


Outside

Interest

Operating


Concerns

Revenues

Profit







Financial Holding Company
$
40,466
$
29,338
$
85,936
Title Insurance Operations

486,795

57,057

218,896
Rental Properties

112,503



(19,096)







Consolidated
$
639,764
$
86,395
$
285,736






M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE INCOME STATEMENT

SEPTEMBER 30, 2001

A summary of the period to period changes in items included in the statements of income is shown below.

     COMPARISON  OF


THREE MONTHS
   ENDED
  September 30,
  2001 AND 2000


NINE MONTHS
  ENDED
 September 30,
 2001 AND 2000


       INCREASES    (DECREASES)


Revenues($ 146,174)(16.8%)$ 2,740,060 119.8%


Expenses 11,997	2.8%	58,721  4.4%


Net Income( 117,851) (44.4%)1,443,536     217.0%


	Revenues increased $2,740,060
for the first six months of 2001
($146,174 decrease in the
third quarter of 2001) as compared to this
 time frame of 2000.  This increase is
primarily due to
an increase in security sales ($2,866,148).
  The majority of the increase in security sales revenue came from the sale of WesterFed stock.
 A fee of $452,262 was paid to Jefferson Management
Company (a major shareholder of the company) for the services rendered in connection with the
sale of WesterFed stock, which resulted in a
 net gain of $3,264,665 to the company. Other factors for the change in revenues include:
decrease in rent of $49,558 (12%), decrease
 in interest
and dividends $348,010 (36.2%), and an
increase in title revenues $242,074 (23.8%).
 Operating
expenses increased $58,721 in the first nine
 months of 2001 ($11,997 for the third quarter of 2001) compared to this time frame in 2000.
 This is due to the decrease in depreciation of $19,263 (21.3%), and increase in salaries of $50,248 (7.6%). The provision for income tax expense increased by $1,110,000 for the first nine months of 2001 ($109,700 in the third quarter of 2001) as compared to this time frame in 2000. This change was primarily due to the substantial increase in income from the security sales. One of the company's subsidiaries paid legal fees of $25,000 to S.M. McCann, Attorney at Law, for services rendered.
On October 31,
2001, the company's title agency subsidiary
 in Great Falls, Montana discontinued
operations and
certain of its title assets were sold for
 $280,000. The decision was made to discontinue operations because of the pirating of key title personnel of the title
 agency by certain competitors
which in the company's opinion was
an unfair trade practice and actionable.


M CORP

PART II

OTHER INFORMATION

SEPTEMBER 30, 2001






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





M CORP
Registrant






Date: October 31, 2001
 s/I. Kelley
   I. Kelley,
   Assistant Secretary-Treasurer




Date: October 31, 2001
 s/Lori Olson
   Lori Olson,
   Accountant
















