Form 10KSB
period 2001-12-31
M CORP
filed 2002-06-24
CIK 67715

U.S. Securities and Exchange Commission
Washington, D.C.      20549



Gentlemen,
    We are transmitting herewith Form 10-KSB for the year ended December 31, 2001 for M Corp.



                                M Corp

                                s/Lori Olson
                                  Lori Olson
                                  Accountant

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

     Commission file number 0-1008

                                 M CORP
                (Name of small business issuer in its charter)

             Montana
(State or other jurisdiction of
incorporation or organization)

             81-0268769
(I.R.S. Employer Identification Number)

110 Second Street South, Great Falls, Montana      59401
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

State issuer's revenues for its most recent fiscal year $6,449,516.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 28, 2002, 94,695 shares held by nonaffiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by the National Quotation Bureau, Inc. There exists no public market for registrant's stock.


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,558,979 shares $1.00 value common stock are outstanding as of February
28, 2002.

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

             DOCUMENTS                           FORM 10-KSB REFERENCE

     Annual Report to Shareholders for           Part I,   Items 1 and 2
     the year ended December 31, 2001.           Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV, Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                                  M CORP

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A description of the Company's business is set forth on Page 1 and in Notes
2 and 14 (Pages 12 and 19, respectively) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001 which description is incorporated herein by reference.

The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's properties is set forth on Page 1 and in Note 13 (Page 18) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001, which description is incorporated herein by reference.

In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expires in 2002, but may be terminated upon six (6) months notice. The lease for the office space in Forsyth is on a month to month basis. See Note 10 - Commitments, of the Notes to Consolidated Financial Statements on Page 16 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001 which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                  M CORP

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION; AND

ITEM 7.  FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 20, Pages 1 and 2 and Pages 3 to 19, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001, which report is incorporated herein by reference.

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

     NAME, AGE, AND YEAR ELECTED DIRECTOR        POSITION

     Anne Marie McCann,     79,  1999            Director


     R. Bruce Robson,       60,  1994            Director


     S. M. McCann,          38,  1994            Director,
                                                 President

S. M. McCann, an attorney at law, is a director of UAC, Inc., TSI Inc. and Diversified Realty, Inc., subsidiaries of the Company. R. Bruce Robson is president of Diversified Realty, Inc.

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

                                   III-1
                                     3.

                                   M CORP

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidaries to the Company's President for 2001, 2000 and 1999. No officer or director of the Company or the Company's consolidated subsidaries received total cash compensation in excess of $100,000 for 2001, 2000 or 1999.

                     Summary Compensation Table

    Name and                  Calender                    Total Cash
Principal Position             Year                      Compensation

S. M. McCann                   2001                        $ 50,000
President, Director            2000                        $ 24,000
                               1999                        $      0

Paul J. McCann			 2001				     $480,862
   					 2000				     $      0
					 1999				     $      0

The Company does not have any compensatory stock appreciation rights plans or compensatory stock option plans. The Company has not adopted a formal plan for the compensation of directors. During 2001 the Company and its consolidated subsidiaries paid a total of $4,309 to directors of the Company and the Company's consolidated subsidiaries.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2002.

                                                 Amount and
                                                   Nature
       Title of       Name and Address of        of Beneficial    Percent
        Class         Beneficial Owner            Ownership      of Class

      $1.00 Par       GNI, Inc.                     700,341        44.8%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Jefferson Management Co.      696,632        44.5%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Anne Marie and Paul J.      1,460,767(1)    93.4%
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


                                  III-2
                                    4.

                                  M CORP


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Continued

(a) Security Ownership of Certain Beneficial Owners - Continued

(1) Includes the 700,341 shares owned by GNI, Inc., of which company members of the Anne Marie and Paul J. McCann family own, directly or indirectly, over 50% of the outstanding stock, 65,356 shares owned by FDC, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock, 696,632 shares owned by Jefferson Management Co., of which company members of the Anne Marie and Paul
J. McCann family own directly or indirectly over 50% of the outstanding stock , 1,250 shares of DDI, Inc., of which members of the Anne Marie and Paul
J. McCann family own directly or indiredtly over 50% of the outstanding stock and 1,820 shares owned outright by members of the Anne Marie and Paul
J. McCann family. S.M. McCann is the record owner of 400 shares of stock of the Company. Paul J. McCann disclaims beneficial ownership in any shares of stock not directly owned of record by him. Anne Marie McCann disclaims beneficial ownership in any shares of stock not directly owned of record by her. Neither Anne Marie McCann nor Paul J. McCann personally own any shares of stock of the Company.

(b) Security Ownership of Management

The following table sets forth as of February 28, 2002, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:


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


                                  III-3

                                  M CORP


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Transactions between the Company (and its consolidated subsidiaries) and related persons are disclosed in Note 12 (Page 17) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2001 which description is incorporated herein by reference.


                                  III-4

                                   6.

                                  M CORP

                                  PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. 13 - M Corp Annual Report to Shareholders for the year ended
December 31, 2001.

No. 22 - Subsidiaries of the Registrant.

No. 27 - Financial Data Schedule



(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

                                  M CORP

                                SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 M CORP




     Date:  June 21, 2002              By:  s/S. M. McCann
                                              S. M. McCann, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 21, 2002.



Chairman of the Board,
President,
Principal Executive
and Financial Officer                       s/S. M. McCann
                                              S. M. McCann


Director                                    s/R. Bruce Robson
                                              R. Bruce Robson


Principal Accountant                        s/Lori Olson
                                              Lori Olson

                                  M CORP

                              ANNUAL REPORT

                                   2001

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES


                               ANNUAL REPORT



DESCRIPTION AND LINES OF BUSINESS

M Corp (sometimes referred to herein as the "Company") was incorporated in 1958 and operates as a financial holding company. The Company, through its wholly or majority-owned subsidiaries is engaged in the title insurance business and the ownership and rental of real properties.

Title Insurance - First Montana Title Insurance Company (FMTIC, a wholly-owned subsidiary of TSI, Inc., a ninety-two percent owned subsidiary of the Company) was organized in 1958. FMTIC issues title insurance policies through its subsidiaries within the State of Montana only.

Real Estate Investments - The Company owns rental properties through its majority-owned subsidiaries. The rental properties include one commercial building, two apartment complexes with a total of thirty-three units and several one to four unit residential properties. The Company's investments in real estate are set forth in Note 13 (Investments In Real Estate) of the Notes to Consolidated Financial Statements.


The Company operates in a competitive business environment and the Company is not dependent upon one or a few major customers. Information concerning the Company's industry segments is set forth in Note 14 (Information on Segments of Business) of the Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Title insurance premiums and related fees increased $326,658(24.1%) in 2001 as compared with 2000 due primarily to an increase in the real estate economies within which the Company operates.

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

                               ANNUAL REPORT


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued

Interest revenues decreased $690,812 (67.6%) in 2001 as compared with 2000 due primarily to a decrease in interest0bearing deposits and a decrease in interest rates earned on such deposits.

Rent revenues decreased $65,089 (11.9%) in 2001 as compared with 2000 due primarily to an increase in vacancies.

Other income increased $3,633,286(1,134.8%) in 2001 as compared with 2000. During 2001 the Company recognized net gains on the disposition of investments in the total amount of $3,298,194 whereas such gains recognized during 2000 amounted to $40,606. The increase in gains recognized on the dispostion of investments from 2001 to 2000 was the primary reason for the increase in other income in 2001 as compared to 2000.

Salaries and other personnel costs increased $515,931 (54.4%) in 2001 as compared with 2000 due primarily to an increase in the number of personnel employed in the Company's operations.

The provision for depreciation decreased $28,677 (23.0%) in 2001 as compared with 2000 due primarily to property dispositions during 2001.

Income tax expense increased $841,000 (191.6%) in 2001 as compared with 2000 due primarily to the increase in pre-tax income.

The Company is considering acquisitions which would deplete the Company's available cash and thus affect the liquidity of the Company. The Board of Directors of the Company has approved the Company's participation with it's subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other corporate purposes and acquisitions.

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

                             FINANCIAL REPORT

                             DECEMBER 31, 2001





                                 CONTENTS




                                                                     PAGE

   AUDITOR'S REPORT                                                    4


   CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets as of December 31, 2001 and 2000                 5-6

      Statements of Income and Comprehensive Income
       for the Years Ended
       December 31, 2001 and 2000                                      7

      Statements of Stockholders' Equity
       for the Years Ended
       December 31, 2001 and 2000                                      8

      Statements of Cash Flows for the Years
       Ended December 31, 2001 and 2000                               9-10

      Notes to Consolidated Financial Statements                     11-19


   OTHER INFORMATION                                                   20

                      Report of Independent Auditors



To The Board of Directors
M Corp


We have audited the accompanying consolidated balance sheets of M Corp as of December 31, 2001 and 2000 and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M Corp as of December 31, 2001 and 1997 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





DWYER & KEITH, CPA's, P.C.

June 7, 2002

Great Falls, MT

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

                              BALANCE SHEETS

                        DECEMBER 31, 2001 and 2000

ASSETS                                                2001           2000
Current Assets
  Cash (Note 3)                                   $24,746,562    $19,143,153
  Investment Securities (Note 4)                    2,215,222      1,536,755
  Trade Accounts Receivable, Less
    Allowance for Doubtful Accounts of
    $11,500 in 2001 and $16,500 in 2000                86,353         48,211
  Prepaid Expenses                                     43,150         45,100
  Income Tax Prepayments                                 -            17,492

        Total Current Assets                       27,091,287     20,790,711

Other Assets
  Noncurrent Investments (Note 4)                     105,000        105,000
  Other Investments (Note 4)                          377,702      6,366,705

  Deferred Tax Asset (Notes 1 and 7)                 	    -        	  -

         Total Other Assets                           482,702      6,471,705

Investments In Property, Plant and
  Equipment, at Cost (Notes 1 and 13)
   Buildings                                        2,182,008      2,172,467
   Furniture, Fixtures and Equipment                  501,418        524,066

                                                    2,683,426      2,696,533
      Less Accumulated Depreciation                (2,093,887)    (2,035,013)
                                                      589,539        661,520

Title Plants                                          110,024        201,113
Land                                                   83,434         83,434

  Net Property, Plant and Equipment                   782,997        946,067

                                                  $28,356,986    $28,208,483


                 See Notes to Consolidated Financial Statements.

                                   M CORP

                        AND CONSOLIDATED SUBSIDIARIES

                               BALANCE SHEETS

                         DECEMBER 31, 2001 and 2000


                                                    2001              2000
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                              $   286,809       $   144,700
 Accrued Liabilities (Note 5)                      119,882           115,472
 Dividends Payable                                  44,097            54,415
 Income Taxes Payable                              262,508             -
 Deferred Income Taxes (Notes 1 and 7)              82,400           167,900

    Total Current Liabilities                      795,696           482,487



Provision for Estimated Title and
 Escrow Losses (Note 9)                            847,225           883,067

Minority Interests in Consolidated
 Subsidiaries                                    2,441,208         2,391,904

Deferred Income Taxes (Notes 1 and 7)                7,900 	       1,031,600

Excess of Fair Value of Net Assets Acquired
 Over Cost (Note 1)                                 23,975            32,195

                                                 3,320,308         4,338,766

Commitments (Note 10)

Stockholders' Equity (Notes 1,4  and 11)
  Common Stock, $1.00 Par Value,
    5,000,000 shares authorized,
    3,750,295 shares issued		             3,750,295		 3,750,295
Capital Surplus                                 19,266,853        19,266,853
Retained Earnings (Note 11)                      3,403,228           931,827
Accumulated Other
   Comprehensive Income (Note 4)                   249,200         1,822,789
Less: Cost of Common Shares in Treasury
      2,189,901 Shares in 2001 and
      2,185,495 Shares in 2000                  (2,428,594)       (2,384,534)

   Total Stockholders' Equity                   24,240,982        23,387,230

                                               $28,356,986       $28,208,483


                See Notes to Consolidated Financial Statements.

                                 M CORP
                       AND CONSOLIDATED SUBSIDIARIES
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                                                    2001              2000
Revenue
 Title Insurance Premiums and Related Fees     $ 1,682,223       $ 1,355,565
 Interest                                          331,213         1,022,025
 Rent                                              482,627           547,716
 Other (Note 6)                                  3,953,453           320,167

                                                 6,449,516         3,245,473

Operating Expenses
 Salaries and Other Personnel Costs              1,463,571           947,640
 Depreciation                                       96,268           124,945
 Rent                                               49,272            35,284
 Title and Escrow Losses                             3,796            50,643
 Interest                                             -                 -
 Other General and Administrative Expenses         795,061           784,078

                                                 2,407,968         1,911,121

         Operating Income                        4,041,548         1,334,352

Minority Share of Consolidated Subsidiaries
 Net (Income)                                     (221,647)          (52,765)

Income Before Income Taxes                       3,819,901         1,281,587

Income Taxes (Note 7)                           (1,348,500)         (439,000)

         Net Income                              2,471,401           842,587

Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year               2,403,332          843,597
   Reclassification Adjustment                  (2,154,132)          10,017

           Other Comprehensive Income              249,200          853,614

           Comprehensive Income                $ 2,720,601       $ 1,696,201



                See Notes to Consolidated Financial Statements.

                                      M CORP

                           AND CONSOLIDATED SUBSIDIARIES

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                                                                   Accumulated
                                                                      Other
                             Common      Capital        Retained  Comprehensive      Treasury
                             Stock       Surplus        Earnings      Income           Stock        Total
Balances, January 1, 2000  $3,750,295   $18,266,853    $1,106,197   $  969,175     $(2,375,344)   $21,717,176

Recapitalization (Note 11)                1,000,000    (1,000,000)                                      -

Net Income                                                842,587                                     842,587

Dividends Paid                                            (16,957)                                   (16,957)

Purchase Treasury Stock                                                                 (9,190)       (9,190)

Change in Net Unrealized
  Holding Gains                                                        853,614                        853,614

Balances, December 31, 2000
                            3,750,295    19,266,853       931,827    1,822,789      (2,384,534)    23,387,230

Net Income                                              2,471,401                                   2,471,401

Purchase Treasury Stock                                                                (44,060)	   (44,060)


Change in Net Unrealized
   Holding Gains                                                    (1,573,589)                   (1,573,589)

Balances, December 31, 2001
                           $3,750,295   $19,266,853    $3,403,228   $   249,200    $(2,428,594)   $24,240,982



                     See Notes to Consolidated Financial Statements.

                                     M CORP

                          AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                           INCREASE (DECREASE) IN CASH


                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers                      $ 2,134,984   $ 1,923,888
 Cash Paid to Suppliers and Employees               (2,201,350)   (1,812,862)
 Interest and Dividends Received in Cash               781,355     1,293,367
 Income Taxes Paid in Cash                          (1,000,000)     (137,550)

Net Cash Provided (Used) By Operating Activities      (285,011)    1,266,843

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Proceeds From Sales adn Redeptions
  of Property, Plant and Equipment                     280,000         4,990
 Cash Purchases of Minority Interests                  (33,575)       (5,229)
 Capital Expenditures Paid in Cash                     (41,026)      (45,002)
 Cash Received on Dispositions of
  Investments                                       11,354,576       137,056
 Cash Purchases of Current Investments              (5,617,177)    (155,604)

Net Cash Provided By Investing Activities            5,942,798       (63,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid in Cash                                (10,318)     (156,765)
 Purchase Treasury Stock                               (44,060)       (9,190)

Net Cash Provided By Financing Activities              (54,378)     (165,955)

     NET INCREASE IN CASH                            5,603,409     1,037,009

     CASH - BEGINNING OF YEAR                       19,143,153    18,106,054

     CASH - END OF YEAR                            $24,746,562   $19,143,153

                               (Continued)

                                  M CORP

                      AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF CASH FLOWS - Continued

               FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

              RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
                           BY OPERATING ACTIVITIES



                                                     2001            2000

Net Income                                       $ 2,471,401     $   842,587

Adjustments to Reconcile Net Income
to Net Cash Provided (Used)
By Operating Activities:
  Depreciation                                        96,268         124,945
  Provision for Doubtful Account Receivable           (5,000)           (784)
  Minority Share of Consolidated Subsidiaries
    Net Income                                       221,647          52,765
  Amortization of Deferred Credit                     (8,220)         (8,220)
  Realized (Gains) on Dispositions
     of Investments                               (3,489,091)        (40,606)

  Changes in Operating Assets and Liabilities
    (Increase) Decrease in Accounts Receivable       (33,142)         22,514
    (Increase) Decrease in Prepaid Expenses            1,950          (4,500)
    (Increase) Decrease in Income Tax Prepayments     17,492         255,450
    Increase (Decrease) in Payables and
       Accrued Liabilities                           110,676         (23,308)
    (Increase) in Deferred Income Taxes               68,500          46,000
    Increase (Decrease) in Income Taxes Payable      262,508            -

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  $ (285,011)      $1,266,843


                See Notes to Consolidated Financial Statements.

                                 M CORP

                      AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Title Insurance Income and Related Fees

The Company follows the practice of recording title insurance premiums as income upon the issuance of the title insurance policy or the collection of payment for the title insurance preliminary commitment, whichever occurs first. All other fees and charges are recognized as income upon the rendering of services.

(c) Excess of Fair Value of Net Assets of Acquired Subsidiaries Over
     Cost

The excess of fair value of the net assets of acquired subsidiaries over cost is amortized over a twenty year period using the straight-line method.

(d) Depreciation and Amortization

Property, plant and equipment is comprised of furniture and fixtures, buildings, title plants and land. Furniture and fixtures are carried at cost. Depreciation is computed over recovery periods of three to ten years using declining balance methods with a mid-quarter convention. Buildings and building improvements are carried at cost. Depreciation is computed over recovery periods of ten to twenty-seven and one-half years using the straight line method with a mid-month convention.
Title plants and land are carried at cost and are not depreciated.

(e) Income Taxes

The Company follows the practice of recording deferred income taxes resulting from timing differences between financial reporting and income tax reporting. The Company does not provide for deferred income taxes resulting from the undistributed earnings of subsidiary companies included in the consolidated statements of income because the companies file consolidated federal income tax returns and therefore any dividends paid to the Company are nontaxable. Investment tax credits are recorded as a reduction of the provision for federal income taxes in the year utilized.

                                   M CORP

                        AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(f) Fiduciary Assets and Liabilities

The assets and liabilities of the escrows administered by the Company are not included in the consolidated balance sheet.

(g) Policy of Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

(h) Retirement Plans

The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $8,332 and $9,506 for 2001 and 2000, respectively.

(i)Reclassifications

Certain reclassifications have been made to the prior year amounts to make them comparable to the 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


2.  NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

The Company is engaged in the title insurance business within the state of Montana, in the title insurance agency business in Yellowstone and Rosebud Counties, Montana and in the ownership and rental of properties located primarily in Montana. The Company's primary business, based on revenues, is title insurance.The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

                                M CORP

                     AND CONSOLIDATED SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2. NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES - Continued

As the Company's operations are conducted almost exclusively within the State of Montana, items and/or events affecting the economy within the State of Montana could adversely affect the Company and the Company's operations.

3.CASH BALANCES

The Company maintains accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, cash balances totaling $21,823,552 were uninsured by either the SIPC or the FDIC.

The Board of Directors of the Company has approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other copratate purposes and acquisitions.


4.   INVESTMENT SECURITIES AND OTHER INVESTMENTS

The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting For Investments in Certain Debt and Equity Securities" effective January 1, 1994. In accordance with SFAS No. 115, the Company has classified all of its current and other investments as available for sale. On the following page is a summary of the Company's investments, all of which consist of equity securities:

                                                        2001         2000
    Current Assets
    Cost                                           $ 1,973,013   $ 1,174,805
    Gross Unrealized Holding Gains                     250,972       374,208
    Gross Unrealized Holding Losses                     (8,763)      (12,258)

    Fair Value                                     $ 2,215,222   $ 1,536,755

    Other (Noncurrent) Assets
    Cost                                           $   166,443   $ 3,385,128
    Gross Unrealized Holding Gains                     211,259     2,981,577

    Fair Value                                     $   377,702   $ 6,366,705

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4.  INVESTMENT SECURITIES AND OTHER INVESTMENTS - Continued

Realized gains and losses are determined on the basis of specific identification. During 2001 and 2000, sales proceeds and gross realized gains and losses were as follows:


                                                       2001         2000

    Sales Proceeds                                 $ 10,610,276  $   137,057
    Gross Realized Gains                           $  3,319,653   $   68,585
    Gross Realized Losses                          $     21,459   $   27,979


Stockholders' equity at December 31, 2001 has been increased by $249,200, the difference between the total net unrealized gain at December 31, 2001 and deferred income taxes and minority interests in the net unrealized gain. Other noncurrent investments totaling $105,000 at December 31, 2001 consist of certificates of deposit which are on deposit with the State of Montana Commissioner of Insurance and are restricted as to use by law.
Glacier Bancorp, Inc. merged with WesterFed Financial COrportaion during the first quarter of 2001. Pursuant to the terms of the merger agreetment subsidiaries of the Company received approximately $6,530,400 in exchange for all of their holding in WesterFed Financial Corportion resulting in a net gain of approximatly $2,859,500 after deducting a fee of 7 per cent of gross proceeds to Paul J. McCann, a member of the contrilling shareholders group, who played an active part in connection therewith.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

                                                        2001          2000

    Property Taxes                                $    45,493   $    44,926
    Compensation                                       45,054        47,915
    Payroll Taxes                                        (151)         -
    Other                                              29,486        22,631

                                                  $   119,882   $   115,472

6.  OTHER INCOME

Other income consists of the following:

                                                        2001          2000

    Dividends                                     $   450,142   $   271,341
    Gain on Sales of Securities                     3,298,194        40,606
    Gain on Sale of TItle Agency Assets               190,897          -
    Amortization of Deferred Credit                     8,220         8,220
    Other                                               6,000          -

                                                  $ 3,953,453   $   320,167

                                 M CORP

                      AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


7.  INCOME TAXES

Income tax expense consists of the following:


                                                       2001          2000
      Federal and State Income Taxes
         Currently Payable                        $ 1,280,000   $   393,000
         Deferred                                      68,500        46,000

                                                  $ 1,348,500   $   439,000


The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for the differences are as follows:

                                                      2001           2000

    Computed "Expected" Tax Expense               $ 1,296,510   $   435,700
    Purchase Accounting Adjustments                    (4,447)       (4,500)
    Minority Share of Consolidated
       Subsidiaries Income                             75,178        17,900
    Dividens Received Deduction 				(32,945)      (64,600)
    Nontaxable Income                                (104,277)         -
    State Income Taxes                                180,000        48,200
    Contributions   						    -            -
    Other                                             (61,519)        6,300

                                                  $ 1,348,500   $   439,000


Deferred income taxes result from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these timing differences are as follows:

                                                      2001            2000

    Allowance for doubtful accounts                  4,000            5,600
    Excess of income tax depreciation
      over financial reporting
      depreciation                                 (16,400)         (17,200)
    Contribution Deduction Carryover                  -              67,700
    Unrealized Gains on Investments               (184,800)      (1,362,500)
    Excess of financial reporting
      reserves for title and escrow
      losses over income tax reporting
      for title and escrow losses                  106,900          106,900

                                               $   (90,300)     $(1,199,500)

                                 M CORP

                      AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


7.  INCOME TAXES - Continued

The amounts of deferred tax assets and liabilities as of December 31, are as follows:

                                                   2001             2000

     Deferred tax asset, net of
       valuation allowance of $0 in
       2001 and 2000                         $    -	          $     -

     Deferred tax liabilty                   $    90,300      $1,199,500

8.   PROVISION FOR ESTIMATED TITLE AND ESCROW LOSSES

The Company's subsidiary, First Montana Title Insurance Company (FMTIC,wholly-owned by TSI, Inc.) issues title insurance policies in the State of Montana. The terms of policies issued are indefinite and premiums are not refundable. FMTIC is a party to various litigation and claims wherein, among other things, the insured generally claim defects in insured titles, unreported liens or improper practices. FMTIC is also required under many of its policies issued to provide defense for its insureds in litigation founded upon alleged defects or other matters insured against by the policy. Such litigation and claims are normal occurrences within the title insurance industry. In accordance with generally accepted accounting practices, FMTIC has established a provision for estimated title and escrow losses which appears on the consolidated balance sheets under the same title. FMTIC has established the provision for estimated losses on (1) claims known to FMTIC and (2) claims unknown to FMTIC but incurred upon issuance of policies as well as for estimated external settlement expenses to be incurred. The provision has been reduced for estimated recoveries.

9.  COMMITMENTS

The Company and its subsidiaries are obligated udner various lease agreements for office space expiring various dates through 2003. Rental expense for office space for the years ended December 31, 2001 and 2000, was $46,554 and $46,104, respectively. Annual rental commitments for the ensuing calendar years are as follows: claender year 2002 $38,904 and clendar year 2003 - $38,904.
The Board of Directors of the Company has approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquididity of the Company, the cash available to pay dividends and the cash avialbale for other corporate purposes and acquisitions.

                               M CORP

                   AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



10.  DIVIDEND RESTRICTIONS

M Corp, the parent company, depends in part upon cash dividends from its subsidiaries for the funding of its cash requirements. Statutes of the State of MOntana restrict dividens paid by First Montana Title Insurance Company (FMTIC), the parnt company's lower tier subsidiary. FMTIC is required to obtain regulatory approval before making any dividend distributions. At December 31, 2001, substantially all retained earnings were subject to such restrictions. At December 31, 2001, FMTIC's statutory capital and surplus as regars policyholders amounted to $9,465,243.












11. RECAPITALIZTION

During 2000, protions of retained earnings were recapitalized as capital


12.  RELATED PARTY TRANSACTIONS

During the first quarter of 2001, a subsidiary of the Company loaned $200,000 to a corporation controlled by a relative of the controlling shareholder group. The loan was repaid in full soon after it was made during the first quarter of 2001. S.M. McCann received $49,000 for legal services. A subsidiary of the Company received $135,129 from Jefferson Management Company, a member of the controlling shareholders group.

                                   M CORP

                         AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



13. INVESTMENTS IN REAL ESTATE - Continued

                                     GROSS AMOUNT CARRIED
                      DATE             ON BALANCE SHEET          ACCUMULATED    AMOUNT OF
DESCRIPTION         ACQUIRED    LAND      BUILDINGS    TOTAL    DEPRECIATION  ENCUMBRANCE

December 31, 2001

Commercial Building
 Helena, Montana      1966    $  23,037  $  342,156  $  365,193  $  323,840    $    --

Apartment Complex
 Polson, Montana      1983       23,037     299,850     322,887     289,761    $    --

Apartment Complex
 Great Falls, Montana 1974       10,252     217,243     227,495     217,243    $    --

Other Rental Units    Var.          -     1,162,959   1,162,959     631,695    $    --

Buildings Occupied
 By the Company and
 Miscellaneous
 Properties           Var.	   27,108     159,800     186,908     150,203    $    --
                              $  84,434  $2,182,008  $2,265,442  $1,612,742    $    --


December 31, 2000:

Commercial Building
 Helena, Montana      1966    $  23,037  $  332,615  $  355,652  $  321,657    $    --

Apartment Complex
 Polson, Montana      1983       23,037     299,850     322,887     287,627    $    --

Apartment Complex
 Great Falls, Montana 1974       10,252     217,243     227,495     217,243    $    --

Other Rental Units    Var.          -     1,162,959   1,162,959     577,441    $    --

Buildings Occupied
 By the Company and
 Miscellaneous
 Properties		    Var.       27,108     159,800     186,908     146,136    $    --

                              $  83,434  $2,172,467  $2,255,901  $1,553,104    $    --


                                    M CORP
                         AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -Continued

14.   INFORMATION ON SEGMENTS OF BUSINESS

The Company's operations are classified into three reportable segments that provide different products or services. The Company's reportable segments, the title insurance business, ownership and rental of properties and financial holding company are managed separately because of their differing operations, customers and requirements. The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes. Substantially all of the Company's business is conducted within the state of Montana.


                       Sales to                       Segment          Total Net                      Expenditures
                        Outside         Interest     Operating           Segment      Depreciation     For Segment
                       Concerns         Revenues       Profit            Assets         Expense          Assets
Year Ended
 December 31, 2001

Financial Holding
   Company             $  1,991,039    $   109,156  $  1,857,854	    13,428,420     $       278 		$   -        $     632

Title Insurance
   Operations            3,644,637         222,057     2,065,358      14,135,936           15,134           15,446

Rental Properties          482,627           -           118,336         792,630           80,856           25,580

Consolidated           $ 6,118,303    $    331,213   $ 4,041,548     $ 28,356,986       $  92,268           41,026



Year Ended
 December 31, 2000

Financial Holding
   Company             $   152,136    $  443,925   $  517,099     $ 12,542,444       $    289        $     -

Title Insurance
   Operations            1,523,596       588,100      610,160       14,839,077         32,275            6,900

Rental Properties          547,716           -        207,093         826,962          92,381           38,102

Consolidated           $ 2,223,448    $1,032,025   $1,334,352     $ 28,208,483       $124,945          45,002

                                 M CORP

                      AND CONSOLIDATED SUBSIDIARIES

                         DIRECTORS AND OFFICERS




        NAME                              OCCUPATION

   S. M. McCann                 Attorney at Law, Business Owner,
   Director and                 Investor
   President                    San Luis Obispo, California


   R. Bruce Robson              Data Processing Manager,
   Director                     Sletten Construction Co.
                                Great Falls, Montana


   A.M. McCann		        Investor
   Director                     Clearwater, Florida




                              MARKET INFORMATION


  To the best knowledge of the Company, the Company's common stock is not traded on any securities exchange, nor are records kept of any quotations by securities dealers or Pink Sheets LLC, nor are bid and asked quotations for the Company's common stock reported in any newspapers.

  There are approximately 702 holders of record of the Company's common stock.

  A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.



                                    M Corp
                                 P.O. Box 2249
                            110 Second Street South
                          Great Falls, MT  59403-2249

  EX-22

                                 M CORP

                               EXHIBIT #22

                              SUBSIDIARIES


                                                                   Percentage
                                                                     Voting
                                                                   Securities
                                       State of                     Owned By
Name Of Company                      Organization                  Registrant

Century Title Insurance Company
  (Inactive)                           Montana                         100.0

Diversified Realty, Inc.               Montana                          94.5

TSI, Inc.                              Montana                          92.5

UAC, Inc.                              Delaware                          (1)

TSI Business Systems, Inc.             Montana                           (2)

TSI Leasing, Inc.                      Montana                           (2)

First Mortgage Investors, Inc.
  (Inactive)                           North Dakota                      (3)

First Montana Title Company of
  Great Falls                          Montana                           (4)

First Montana Title Insurance
  Company                              Montana                           (2)

First Montana Title Company of
  Billings                             Montana                           (5)

First Montana Title Company of
  Forsyth                              Montana                           (5)

Merritt Properties, Inc.               Montana                           (5)

Miramar, Inc.                          Montana                           (2)

Consulting Associates, Inc.            Montana                           (4)


     (1) Owned 87.2% by TSI, Inc.
     (2) Owned  100% by TSI, Inc.
     (3) Owned   70% by UAC, Inc.
     (4) Owned  100% by UAC, Inc.
     (5) Owned  100% by First Montana Title Insurance Company



TSI, Inc. and Diversified Realty, Inc., are each registered under the Exchange Act and each files its own Form 10-KSB pursuant to that act.