Form 10QSB
period 2002-03-31
M CORP
filed 2002-09-30
CIK 67715

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended March 31, 2002 for M Corp.


                                     M Corp



                                   s/Lori Olson
                                     Lori Olson,
                                     Accoutnant

               	U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         March 31, 2002


[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to

       Commission file number         0-1008


                                M CORP
     (Exact name of small business issuer as specified in its charter)


            Montana                               81-0268769
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


                128 Second Street South, Great Falls, Montana   59401
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

         Class                             Outstanding at March 31, 2002
$1.00 Par Value Common Stock                      1,559,389 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet -
    March 31, 2002                                                2

  Statements of Income and Comprehensive Income -
    Three Months  Ended March 31, 2002
    and 2001 		                                                  3

  Statements of Cash Flows -
    Three Months Ended March 31, 2002 and 2001                      4

  Notes to Consolidated Financial Statements		                   5

Management's Discussion and Analysis of the
  Consolidated Statements of Income		                            6


PART II

  Other Information		                                            7

  Signatures		                                                   8

  Certification                                                    9-10

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF MARCH 31, 2002


  ASSETS

Current Assets
 Cash                                                        $ 25,321,310
 Marketable Securities, at Fair Value                           1,969,919
 Receivables, Net                                                  73,043
 Prepaid Expenses                                                  32,368

       Total Current Assets                                    27,396,640

Noncurrent Investments, at Fair Value                             508,970

Property, Plant and Equipment, Net                                766,306

              TOTAL ASSETS                                   $ 28,671,916



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    506,737
  Income Taxes Payable                                            342,499
  Deferred Income Taxes                                            27,750

      Total Current Liabilities                                   876,986

Provision for Estimated Title and
 Escrow Losses                                                    876,986

Minority Interests                                              2,454,295

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                21,920

Deferred Income Taxes                                              79,600

STOCKHOLDERS' EQUITY
 Common Stock, $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,295 shares issued                                      3,750,295
 Capital Surplus                                               19,266,853
 Retained Earnings                                              3,538,231
 Accumulated Other Comprehensive Income                           289,347
 Treasury Stock, at Cost                                       (2,443,744)

       Total Stockholders' Equity                              24,400,982

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 28,671,916


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months
                                   Ended
                                  March 31,
                            2002          2001

Operating Revenues      $  592,025    $3,630,671

Operating Expenses
  Salaries and Payroll
   Costs                   208,358       211,567
  Other Expenses           169,496       214,990

                           377,854       426,557

    Operating Income       214,171     3,204,114

Minority Portion of
 (Income)                  (11,568)     (150,803)

Income Before
  Income Taxes             202,603     3,053,311

Income Tax Expense         (67,600)   (1,300,000)

     Net Income            135,003     1,753,311

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains
 Net of Income Taxes       289,347       125,299

Comprehensive Income    $  424,350    $1,878,610



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For The Three Months Ended
                                                       March 31,
                                                2002             2001

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
  Operating Activities                      $  292,506       $ 3,93,650

     CASH FLOWS FROM INVESTING ACTIVITIES

cash Purchases of Furniture and Equipment       (5,351)          (4,276)

Cash Purchases of Minority Interests            (3,021)         (19,905)

Cash Used for Purchases of Marketable
 Securities Available for Sale                (339,828)      (2,372,957)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                 645,592        6,543,446

Net Cash (Used)
   By Investing Activities                     297,392        4,146,308


     CASH FLOWS FROM FINANCING ACTIVITIES

Cash Purchases of Treasury Stock              (15,150)             -

Dividends Paid in Cash                           -              (16,957)

Net Cash (Used)
   By Financiang Activities                   (15,150)          (16,957)


NET INCREASE IN CASH                          574,748         4,523,001

CASH - BEGINNING OF PERIOD                  24,746,562       19,143,153

CASH - END OF PERIOD                       $25,321,310      $23,666,154


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			    MARCH 31, 2002

In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of March 31, 2002 and the results of the Company's operations and cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for the three months ended March 31, 2002 and 2001 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 93% of the Company's issued and outstanding common stock. Paul J. McCann aisclaims beneficial ownership in any shares of stock not directly owned of record by him. Anne Marie McCann disclaims beneficial ownership in any shares of stock not directly owned of record by her. Neither Anne Marie McCann nor Paul J. McCann personally own any shares of stock of the Company.

The Company adopted the provisions of Statement of Finanacial Accounting Standards No. 115 (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's profolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2002. The net unrealized holding gain at March 31, 2002, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income in accordance with the provisions of Financial Accounting Standards N0. 130.

Sales to outside concerns, interest revenues and segment aperatin profit for the Company's reportable segemnts were as follows for the period ended March 31, 2002:

                                Sales to                Segment
                                 Outside     Interest       Operating
                                 Concerns    Revenues       Profit

Financial Holding Company       $  69,635         $  13,132      $   35,915
Title Insurance Operations        394,979            21,111         114,618
Rental Properties                 127,411              -             63,638

Consolidated                    $ 529,025         $  34,243      $  214,171

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	MARCH 31, 2002

A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON OF
                            THREE MONTHS
                               ENDED
                             MARCH 31,
                          2002 AND 2001

                         INCREASES  (DECREASES)


Operating
Revenues                $ (3,038,646)   (83.7%)

Operating
Expenses                     (48,704)   (11.4%)


Net Income                (1,618,308)   (93.0%)



   Revenues decreased $3,038,646 in the first quarter of 2002 compared with the first quarter of 2001 due primarily to a decrease in the security sales ($2,872,963). Other factors include: decrease in rent $6,075 (5.0%), a decrease in interest and dividends of $177,324 (65.7%), and a decrease in other revenues of $26,105 (85.9%). Operating expenses decreased $48,704 in the first quarter of 2002 as compared with the first quarter of 2001 due to a decrese in salaries ($3,209, 1.5%) and other expenses $44,921 (23.5%). The provision for inocme tax expense decreased by $1,232,400 (92.3%) in the first quarter as compared with the first quarter of 2001 due primarily to the substantial decrease in income.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	MARCH 31, 2002


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





                           	     M CORP
	                              Registrant



Date:  September 27, 2002                 s/D. Mellinger
	                                    D. Mellinger,
	                                    Assistant Secretary-Treasurer




Date:  September 27, 2002                 s/Lori Olson
	                                    Lori Olson,
	                                    Accountant

 	CERTIFICATION


I, Paul J. McCann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of M Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circomstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial inforamtion included in quarterly annual report, fairly present in all material respects the financial condition, results of operations and cash flows of M Corp as of, and for, the periods presented in this annual report.

4. M Corp's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Eschange Act Rules 13a-14 and 15d-14) for M Corp. We have:

    a. designed such disclosure controls and procedures to ensure that material information relating to M Corp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    b. evaluated the effectiveness M Corp disclosure controls and prodecures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. M Corp's other certifying officers and I have disclosed, based on our most recent evaluation, to M Corp auditors and the audit committee of M Corp board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect M Corp's ability to record, process, summarize and report financial data, and I have identified for M Corp's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in M Corp's internal control; and

6. M Corp's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: September 27, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB for the period ending March 31, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of M Corp, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date: September 27, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative