Form 10QSB
period 2002-06-30
M CORP
filed 2002-10-07
CIK 67715

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended June 30, 2002 for M Corp.


                                     M Corp



                                   s/Lori Olson
                                     Lori Olson,
                                     Accountant

               	U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended         June 30, 2002


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

         Class                             Outstanding at June 30, 2002
$1.00 Par Value Common Stock                      1,557,938 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet -
    June 30, 2002                                                2

  Statements of Income and Comprehensive Income -
    Three Months and Six Months Ended June 30, 2002
    and 2001 		                                                  3

  Statements of Cash Flows -
    Six Months Ended June 30, 2002 and 2001                      4

  Notes to Consolidated Financial Statements		                   5

Management's Discussion and Analysis of the
  Consolidated Statements of Income		                            6


PART II

  Other Information		                                            7

  Signatures		                                                   8

  Certification                                                 9-10

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF JUNE 30, 2002


  ASSETS

Current Assets
 Cash                                                        $ 25,229,757
 Marketable Securities, at Fair Value                           1,660,194
 Receivables, Net                                                 111,332
 Income Tax Prepayments                                            21,568
 Deferred Tax Asset                                                19,050

       Total Current Assets                                    27,041,901

Noncurrent Investments, at Fair Value                             608,470

Property, Plant and Equipment, Net                                768,977

              TOTAL ASSETS                                   $ 28,419,348



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    361,349
  Income Taxes Payable                                            127,149

      Total Current Liabilities                                   488,498

Provision for Estimated Title and
 Escrow Losses                                                    829,041

Minority Interests                                              2,463,898

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                19,865

Deferred Income Taxes                                             119,400

STOCKHOLDERS' EQUITY
 Common Stock, $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,295 shares issued                                      3,750,595
 Capital Surplus                                               19,266,853
 Retained Earnings                                              3,657,497
 Accumulated Other Comprehensive Income                           282,755
 Treasury Stock, at Cost                                       (2,458,754)

       Total Stockholders' Equity                              24,498,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 28,419,348


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Six Months
                                   Ended                        Ended
                                  June 30,                    June 30,
                            2002          2001            2002        2001

Operating Revenues      $  586,991    $  816,844      $1,179,017  $4,447,515

Operating Expenses
  Salaries and Payroll
   Costs                   156,792       271,017         365,150     482,584
  Other Expenses           245,581       247,408         415,077     462,399

                           402,373       518,425         780,227     944,983

    Operating Income       184,618       298,419         398,790   3,502,532

Minority Portion of
 (Income)                  (10,952)         (384)        (22,521)   (151,188)

Income Before
  Income Taxes             173,666       298,035         376,269   3,351,344

Income Tax Expense         (54,400)      (90,300)       (122,000) (1,390,300)

     Net Income            119,266       207,735         254,269   1,961,044

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains
 Net of Income Taxes        (6,591)       33,480         33,555  (1,664,010)

Comprehensive Income    $  112,675    $  241,215      $  287,824  $  297,034



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For The Six Months Ended
                                                       June 30,
                                                2002             2001

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                    $  149,129      $   608,721

Income Taxes Paid in Cash                     (125,000)      (1,000,000)

Net Cash Provided By
  Operating Activities                      $   24,129      $  (391,279)

     CASH FLOWS FROM INVESTING ACTIVITIES

Captial Expenditures Paid in Cash              (22,033)          (4,276)

Cash Purchases of Minority Interests              -             (24,216)

Cash Used for Purchases of Marketable
 Securities Available for Sale                (353,343)      (3,091,061)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                 845,592        6,580,426

Net Cash Provided
   By Investing Activities                     470,216        3,008,611


     CASH FLOWS FROM FINANCING ACTIVITIES

Dividends Paid In Cash                            -             (16,957)

Cash Purchases of Treausry Stock
        (30,160)            -
Net Cash (Used)
   By Financiang Activities                    (30,160)         (16,957)


NET INCREASE IN CASH                           483,195        2,600,375

CASH - BEGINNING OF PERIOD                  24,746,562       19,143,153

CASH - END OF PERIOD                       $25,229,757      $21,713,528


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of June 30, 2002 and the results of the Company's operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the three months and six months ended June 30, 2002 and 2001 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of teh ANne Marie and Paul J. McCann family control, directly or indirectly, approximately 93% of the Company's issued and outstanding common stock. Neither Anne Marie nor Paul J. McCann personally own any shares of stock in teh Company. Paul J. McCann disclaims beneficial ownership in any shares of stock not directly owned of record by him. Anne Marie McCann diclaims beneficial ownership in any shares of stock not directly owned of record by her.



The Company adopted the provisions of Statement of Finanacial Accounting Standards No. 115 (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2002.
The net unrealized holding gain at June 30, 2002, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income in accordance with the provisions of Financial Accounting Standards N0. 130.

Sales to outside concerns, interest revenues and segment aperatin profit for the Company's reportable segemnts were as follows for the period ended June 30, 2002:

                                Sales to                Segment
                                 Outside     Interest       Operating
                                 Concerns    Revenues       Profit

Financial Holding Company       $  30,808  $   4,983      $   (8,094)
Title Insurance Operations        419,322     19,632         164,869
Rental Properties                 112,246       -             27,843

Consolidated                    $ 562,376  $  24,615      $  184,618

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT

                              	JUNE 30, 2002


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             JUNE 30,                   JUNE 30,
                          2002 AND 2001              2002 AND 2001

                             INCREASES                (DECREASES)


Operating
Revenues                $ (229,852)   (28.1%)        $ (3,268,498)   (73.5%)

Operating
Expenses                  (116,051)   (22.4%)            (164,755)   (17.3%)


Net Income                 (88,468)   (42.6%)          (1,706,776)   (87.0%)



    Revunes decreased $3,268,498 for the first six months of 2002
($229,852 for the second quarter of 2002) as compared to this time frame in 2001. The majority of the decrease in security sales revenue came from the sale of WesterFed. A commission fee of seven percent of gross proceeds from the sale of WesterFed stock, in connection with the merger of WesterFed, was paid to Paul J. McCann, a member of the controlling shareholders group, who played an active part in connection therewith. Other factors for the change in revenues include: decrease in rent of $12,039 (4.8%), decrease in interest and dividends of $300,627 (63.6%), and a dcrease in title revenues of $39,657 (4.9%). Operating expenses decreased $164,755 for the first six months of 2002 ($116,051 for the second aurter of 2002) compared to this time frame in 2001. This is due to the decrease in deprecidation of $8,404 (17.7%) and a decrease in payroll expenses of $117,433 (24.3%). The provision for income tax expense decreased by $1,268,300 (91.2%) in the first six months of 2002 ($35,900 in the second quarter of 2002) as compared tothis time frame in 2001. This change was primarily due to the substantial decrease in income from the security sales.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	JUNE 30, 2002


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





                           	     M CORP
	                              Registrant



Date:  October 4, 2002                 s/D. Mellinger
	                                    D. Mellinger,
	                                    Assistant Secretary-Treasurer




Date:  October 4, 2002                 s/Lori Olson
	                                    Lori Olson,
	                                    Accountant

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

Based on my knowledge all of the above is true and correct.

    Date: October 4, 2002             s/Paul J. McCann
                                        Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB for the period ending June 30, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of M Corp, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, that:

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date: October 4, 2002                s/Paul J. McCann
                                       Paul J. McCann,
                                       Representative