Form 10QSB
period 2002-09-30
M CORP
filed 2002-11-18
CIK 67715

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen,

We are transmitting herewith Form 10-QSB for the quarter ended
September 30, 2002 for M Corp.


                                     M Corp



                                   s/Dawn Mellinger
                                     Dawn Mellinger,
                                     Accountant

               	U.S. Securities and Exchange Commission
                      	Washington, D.C.  20549

                            	FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended       September 30, 2002


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

         Class                             Outstanding at September 30, 2002
$1.00 Par Value Common Stock                      1,557,131 Shares


Transitional Small Business Disclosure Format (Check One): Yes    ; No  X

                                 	M CORP


                                 	INDEX



                                                           	Page Number
PART I

Condensed Consolidated Financial Statements:

  Balance Sheet -
     September 30, 2002                                             2

  Statements of Income and Comprehensive Income -
    Three Months and Nine Months Ended
    September 30, 2002 and 2001   3

  Statements of Cash Flows -
    Nine Months Ended September 30, 2002
    and 2001 				                            4

  Notes to Consolidated Financial Statements		            5

Management's Discussion and Analysis of the
  Consolidated Statements of Income		                    6


PART II

  Other Information	                                           7

  Signatures		                                           8

  Certification                                                 9-10

                                   M CORP

                        	CONSOLIDATED BALANCE SHEET

                            	AS OF SEPTEMBER 30, 2002


  ASSETS

Current Assets
 Cash                                                        $ 25,563,558
 Marketable Securities, at Fair Value                           1,238,550
 Receivables, Net                                                 123,987
 Income Tax Prepayments                                            63,568
 Deferred Tax Asset                                               109,750

       Total Current Assets                                    27,099,413

Noncurrent Investments, at Fair Value                             580,809

Property, Plant and Equipment, Net                                766,305

              TOTAL ASSETS                                   $ 28,446,527



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses                      $    601,113
  Income Taxes Payable                                             55,567

      Total Current Liabilities                                   659,680

Provision for Estimated Title and
 Escrow Losses                                                    819,949

Minority Interests                                              2,449,819

Excess of Fair Value of Net Assets
 Acquired Over Cost                                                17,810

Deferred Income Taxes                                             108,100

STOCKHOLDERS' EQUITY
 Common Stock, $1.00 Par Value,
   5,000,000 shares authorized,
   3,750,295 shares issued                                      3,750,595
 Capital Surplus                                               19,266,853
 Retained Earnings                                              3,696,045
 Accumulated Other Comprehensive Income                           144,800
 Treasury Stock, at Cost                                       (2,466,824)

       Total Stockholders' Equity                              24,391,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 28,446,527


              	See Notes to Consolidated Financial Statements

                                	M CORP

                    	CONSOLIDATED STATEMENTS OF INCOME


                             For The Three Months         For the Nine Months
                                   Ended                        Ended
                September 30,                  September 30,
                            2002          2001            2002        2001

Operating Revenues      $  629,596    $  726,221      $1,808,613  $5,173,736

Operating Expenses
  Salaries and Payroll
   Costs                   370,373       230,555         735,523     713,138
  Other Expenses           230,618       210,315         645,696     672,714

                           600,991       400,870       1,381,219   1,385,852

    Operating Income        28,605       285,351         427,394   3,787,884

Minority Portion of
 (Income)
(1,056) (27,776)  (23,577) (178,964)
Income Before
  Income Taxes              27,549       257,575         403,817   3,608,920

Income Tax Expense          11,000     (109,700)       (111,000) (1,500,000)

     Net Income             38,549       147,875         292,817   2,108,920

Other Comprehensive Income (Loss)
 Increase (Decrease) in
 Unrealized Holding Gains
 Net of Income Taxes      (137,955)     (114,544)      (104,400) (1,778,554)

Comprehensive Income    $  (99,406)    $   33,331      $ 188,417   $ 330,336



               	See Notes To Consolidated Financial Statements

                               	M CORP

                 	CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For The Nine Months Ended
                                                    September 30,
                                                2002             2001

     CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operations                    $  334,585      $   945,942

Income Taxes Paid in Cash                     (125,000)     (1,000,000)

Net Cash Provided (Used)
By Operating Activities                      $   209,585     $  (54,058)

     CASH FLOWS FROM INVESTING ACTIVITIES

Captial Expenditures Paid in Cash              (42,733)        (24,216)

Cash Purchases of Minority Interests               -           (28,042)

Cash Used for Purchases of Marketable
 Securities Available for Sale                (361,962)     (4,680,970)

Cash Received on Dispostion of Marketable
 Securities Available for Sale                1,050,336       8,390,426

Cash Paid to Jefferson Management Company
 (in error, later returned)			   -          (452,262)

Net Cash Provided
   By Investing Activities                     645,641       3,204,936


     CASH FLOWS FROM FINANCING ACTIVITIES

Dividends Paid In Cash                            -             (16,957)

Cash Purchases of Treausry Stock
(38,230)           (1,095)
Net Cash (Used)
   By Financiang Activities                   (38,230)          (18,052)


NET INCREASE IN CASH                           816,996        3,132,826

CASH - BEGINNING OF PERIOD                  24,746,562       19,143,153

CASH - END OF PERIOD                       $25,563,558      $22,275,979


            	See Notes to Consolidated Financial Statements

                                M CORP

               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2002 and the results of the Company's operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not indicative of the results to be expected for the full year.

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



The Company adopted the provisions of Statement of Finanacial Accounting Standards No. 115 (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September 30, 2002. The net unrealized gain at September 30, 2002, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income in accordance with the provisions of Financial Accounting Standards N0. 130.

Sales to outside concerns, interest revenues and segment aperatin profit for the Company's reportable segments were as follows for the period ended September 30, 2002:

                                Sales to                Segment
                                 Outside     Interest       Operating
                                 Concerns    Revenues       Profit

Financial Holding Company       $  31,329  $     -        $ (74,808)
Title Insurance Operations        456,064     17,520         142,136
Rental Properties                 114,546     10,138        (38,723)

Consolidated                    $ 601,939  $  27,658      $   28,605

                                	M CORP

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                         OF THE INCOME STATEMENT
                            	SEPTEMBER 30, 2002


A summary of the period to period changes in items included in the statements of income is shown below.

                                  COMPARISON           OF
                            THREE MONTHS               SIX MONTHS
                               ENDED                     ENDED
                             SEPTEMBER 30,             SEPTEMBER 30,
                          2002 AND 2001              2002 AND 2001

                             INCREASES                (DECREASES)


Operating
Revenues                $  (96,624)   (13.3%)        $ (3,365,123)   (65.0%)

Operating
Expenses                   160,122     36.3%              (4,633)   (.3%)

Net Income                (109,326)   (73.9%)          (1,816,012)   (86.1%)



    Revenues decreased $3,365,123 for the first nine months of 2002
($96,624 for the third quarter of 2002) as compared to this time frame in 2001. The majority of the decrease in security sales revenue came from the sale of WesterFed stock in the prior year. A commission fee of seven percent of gross proceeds from the sale of WesterFed stock, in connection with a merger of WesterFed, was paid to Paul J. McCann, a member of the controlling shareholders group, who played an active part in connection therewith. Other factors for the change in revenues include: decrease in rental income of $9,995 (2.7%), decrease in interest and dividends of $363,344 (59.2%), and a decrease in title revenues of $64,700 (51.3%).
Operating expenses decreased $4,633 in the first nine months of 2002 ($160,122 increase for the third quarter of 2002) compared to this time frame in 2001. This is due to the decrease in depreciation of $9,840 (13.9%), an increase in salaries of $22,385 (31.4%), and a decrease in other expenses of $17,177 (2.9%). The provision for income tax expense decreased by $1,389,000 (92.6%) for the first nine months of 2002 ($120,700 in the third quarter of 2002)
as compared to this time frame in 2001. This change was primarily due to the substantial increase in income from the security sales in the prior year.
On October 31, 2001, the company's title agency subsidiary in Great Falls, Montana discontinued operations and certain of its title assets were sold for $280,000. The decision was made to discontinue operations because of the pirating of key title agency personnel of the title agency by certain competitors, which in the company's opinion, was an unfair trade practice and actionable.

                                	M CORP

                               	PART II

                           	OTHER INFORMATION

                             	SEPTEMBER 30, 2002


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





                           	     M CORP
                                   Registrant



Date:  November 15, 2002                 s/Lori Olson
	                                    Lori Olson,
	                                    Assistant Secretary-Treasurer




Date:  November 15, 2002                 s/Dawn Mellinger
	                                    Dawn Mellinger,
	                                    Accountant

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

    Date: November 15, 2002             s/Paul J. McCann
                                           Paul J. McCann

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form 10-QSB for the period ending September 30, 2002 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of M Corp, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, that:

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date: November 15, 2002                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative