Form 10KSB/A
period 2001-12-31
M CORP
filed 2002-12-24
CIK 67715

U.S. Securities and Exchange Commission
Washington, D.C.      20549



Gentlemen,
    We are transmitting herewith Form 10-KSB/A for the year ended December 31, 2001 for M Corp.



                                M Corp

                                s/Lori Olson
                                  Lori Olson
                                  Accountant

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB/A
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

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

As discussed in the notes to the financial statements, as error in mangement's production of the original report resulted in an overstatement of previously reported comprehensive inocme on the statement of income and comprehensive income for the year ended December 31, 2001. This error has been corrected in the accompanying financial statements.



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


                See Notes to Consolidated Financial Statements.

                                 M CORP
                       AND CONSOLIDATED SUBSIDIARIES
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                                                    2001              2000
Revenue
 Title Insurance Premiums and Related Fees     $ 1,682,223       $ 1,355,565
 Interest                                          331,213         1,022,025
 Rent                                              482,627           547,716
 Other (Note 6)                                  3,953,453           320,167

                                                 6,449,516         3,245,473

Operating Expenses
 Salaries and Other Personnel Costs              1,463,571           947,640
 Depreciation                                       96,268           124,945
 Rent                                               49,272            35,284
 Title and Escrow Losses                             3,796            50,643
 Interest                                             -                 -
 Other General and Administrative Expenses         795,061           784,078

                                                 2,407,968         1,911,121

         Operating Income                        4,041,548         1,334,352

Minority Share of Consolidated Subsidiaries
 Net (Income)                                     (221,647)          (52,765)

Income Before Income Taxes                       3,819,901         1,281,587

Income Taxes (Note 7)                           (1,348,500)         (439,000)

         Net Income                              2,471,401           842,587

Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year                 580,543          843,597
   Reclassification Adjustment                  (2,154,132)          10,017

           Other Comprehensive Income (Note 13) (1,573,589)         853,614

           Comprehensive Income                $   897,812      $ 1,696,201



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

13.  OTHER COMPREHENSIVE INCOME

In the original filing of the M Corp 2001 annual report, the Other Comprehensive Income on the Statement of Income and Comprehensive Income (page 7) was overstated by $1,822,789 due to error. This figure has been revised to reflect the correct figure of a $1,573,589 loss.
The Other Comprehensive Income was correctly stated on the Balance Sheet, Statement of Stockholders' Equity and Statement of Cash Flows (pages 6, 7 and 8 respectively.)

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