Form 10KSB
period 2002-12-31
M CORP
filed 2003-07-25
CIK 67715

U.S. Securities and Exchange Commission
Washington, D.C.      20549



Gentlemen,
    We are transmitting herewith Form 10-KSB for the year ended December 31, 2002 for M Corp.



                                M Corp

                                s/D. Mellinger
                                  D. Mellinger
                                  Accountant

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

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

1,556,230 shares $1.00 value common stock are outstanding as of February
28, 2003.

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

             DOCUMENTS                           FORM 10-KSB REFERENCE

     Annual Report to Shareholders for           Part I,   Items 1 and 2
     the year ended December 31, 2002.           Part II,  Items 5, 6 and 7
                                                 Part III, Item 12
                                                 Part IV, Item 13


Transitional Small Business Disclosure Format (check one): Yes   ; No X .

                                  M CORP

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A description of the Company's business is set forth on Page 1 and in Notes
2 and 14 (Pages 12 and 19, respectively) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002 which description is incorporated herein by reference.

The Company has no foreign operations.

ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Company's properties is set forth on Page 1 and in Note 13 (Page 18) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002, which description is incorporated herein by reference.

In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expired in 2002. The lease for the office space in Forsyth is on a month to month basis. See Note 10 - Commitments, of the Notes to Consolidated Financial Statements on Page 16 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002 which note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                  M CORP

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION; AND

ITEM 7.  FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Page 20, Pages 1 and 2 and Pages 3 to 19, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002, which report is incorporated herein by reference.

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

                                  M CORP

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2003 annual meeting of shareholders or until their successors are elected and qualify.

     NAME, AGE, AND YEAR ELECTED DIRECTOR        POSITION

     Anne Marie McCann,     80,  1999            Director


     R. Bruce Robson,       61,  1994            Director


     S. M. McCann,          39,  1994            Director,
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

                                   III-1
                                     3.

                                   M CORP

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidaries to the Company's President for 2002, 2001 and 2000.

                     Summary Compensation Table

    Name and                  Calender                    Total Cash
Principal Position             Year                      Compensation

S. M. McCann                   2002                        $      0
President, Director            2001                        $ 50,000
                               2000                        $ 24,000

Paul J. McCann			 2002				     $198,000
   					 2001				     $480,862
					 2000				     $      0

The Company does not have any compensatory stock appreciation rights plans or compensatory stock option plans. The Company has not adopted a formal plan for the compensation of directors. During 2002 the Company and its consolidated subsidiaries paid a total of $16,950 to directors of the Company and the Company's consolidated subsidiaries.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on February 28, 2003.

                                                 Amount and
                                                   Nature
       Title of       Name and Address of        of Beneficial    Percent
        Class         Beneficial Owner            Ownership      of Class

      $1.00 Par       GNI, Inc.                     700,341        45.0%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Jefferson Management Co.      696,632        44.7%
      Value Common    110 Second Street South
      Stock           Great Falls, MT 59403

      $1.00 Par       Anne Marie and Paul J.      1,465,699(1)     94.2%
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

(b) Security Ownership of Management

The following table sets forth as of February 28, 2003, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:


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


                                  III-3

                                  M CORP


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Transactions between the Company (and its consolidated subsidiaries) and related persons are disclosed in Note 12 (Page 17) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2002 which description is incorporated herein by reference.


                                  III-4

                                   6.

                                  M CORP

                                  PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. 13 - M Corp Annual Report to Shareholders for the year ended
December 31, 2002.

No. 22 - Subsidiaries of the Registrant.

No. 27 - Financial Data Schedule



(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2002.

                                  M CORP

                                SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 M CORP




     Date:  April 14, 2003              By:  s/S. M. McCann
                                              S. M. McCann, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2003.



Chairman of the Board,
President,
Principal Executive
and Financial Officer                       s/S. M. McCann
                                              S. M. McCann


Director                                    s/R. Bruce Robson
                                              R. Bruce Robson


Principal Accountant                        s/D. Mellinger
                                              D. Mellinger

                                  M CORP

                              ANNUAL REPORT

                                   2002

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES


                               ANNUAL REPORT



DESCRIPTION AND LINES OF BUSINESS

M Corp (sometimes referred to herein as the "Company") was incorporated in 1958 and operates through its wholly or majority-owned subsidiaries, in the title insurance business and the ownership and rental of real properties.

Title Insurance - First Montana Title Insurance Company, a ninety-two percent owned subsidiary of the Company was organized in 1958. FMTIC issues title insurance policies through its subsidiaries within the State of Montana only.

Real Estate Investments - The Company owns rental properties through its subsidiaries. The rental properties include one commercial building, two apartment complexes with a total of thirty-three units and several one to four unit rental properties. The Company's investments in real estate are set forth in Note 13 (Investments In Real Estate) of the Notes to Consolidated Financial Statements.


The Company operates in a competitive business environment and the Company is not dependent upon one or a few major customers. Information concerning the Company's industry segments is set forth in Note 14 (Information on Segments of Business) of the Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Title insurance premiums and related fees increased $62,974(3.7%) in 2002 as compared with 2001 due an increase in business.

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

                               ANNUAL REPORT


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued

Interest revenues decreased $81,816 (24.7%) in 2002 as compared with 2001 due primarily to a decrease in interest-bearing deposits and a decrease in interest rates earned on such deposits.

Rent revenues decreased $908 (.002%) in 2002 as compared with 2001.

Other income increased $3,865,718(97.8%) in 2002 as compared with 2001. During 2001 the Company recognized net gains on the disposition of investments in the total amount of $3,298,194 whereas such gains recognized during 2002 amounted to $6,358. The decrease in gains recognized on the dispostion of investments from 2002 to 2001 was the primary reason for the decrease in other income in 2002 as compared to 2001.

Salaries and other personnel costs decreased $351,946(24%) in 2002 as compared with 2001 due primarily to a decrease in the number of personnel employed in the Company's operations.

The provision for depreciation decreased $7,931(8.2%) in 2002 as compared with 2001.

Income Tax expense decreased $1,191,600(88.4%) in 2002 as compared with 2001 due to the decrease in pre-tax income.

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

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

                             FINANCIAL REPORT

                             DECEMBER 31, 2002





                                 CONTENTS




                                                                     PAGE

   AUDITOR'S REPORT                                                    4


   CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets as of December 31, 2002 and 2001                 5-6

      Statements of Income and Comprehensive Income
       for the Years Ended
       December 31, 2002 and 2001                                      7

      Statements of Stockholders' Equity
       for the Years Ended
       December 31, 2002 and 2001                                      8

      Statements of Cash Flows for the Years
       Ended December 31, 2002 and 2001                               9-10

      Notes to Consolidated Financial Statements                     11-19


   OTHER INFORMATION                                                   20

                      Report of Independent Auditors



To The Board of Directors
M Corp


We have audited the accompanying consolidated balance sheets of M Corp as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M Corp as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





DWYER & COMPANY, CPA'S, P.C.

April 4, 2003

Great Falls, MT

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

                              BALANCE SHEETS

                        DECEMBER 31, 2002 and 2001

ASSETS                                                2001           2002
Current Assets
  Cash (Note 3)                                   $24,746,562    $25,706,672
  Investment Securities (Note 4)                    2,215,222      1,014,479
  Trade Accounts Receivable, Less
    Allowance for Doubtful Accounts of
    $11,500 in 2001 and $11,500 in 2002                86,353        102,513
  Prepaid Expenses                                     43,150         56,508
  Income Tax Prepayments                                 -               -

        Total Current Assets                       27,091,287     26,880,172

Other Assets
  Noncurrent Investments (Note 4)                     105,000        105,000
  Other Investments (Note 4)                          377,702        481,580

  Deferred Tax Asset (Notes 1 and 7)                 	    -           34,546

         Total Other Assets                           482,702        621,126

Investments In Property, Plant and
  Equipment, at Cost (Notes 1 and 13)
   Buildings                                        2,182,008      2,197,396
   Furniture, Fixtures and Equipment                  501,418        543,039

                                                    2,683,426      2,740,435
      Less Accumulated Depreciation                (2,093,887)    (2,182,224)
                                                      589,539        558,211

Title Plants                                          110,024        110,024
Land                                                   83,434         83,434

  Net Property, Plant and Equipment                   782,997        751,669

                                                  $28,356,986    $28,252,967


                 See Notes to Consolidated Financial Statements.

                                   M CORP

                        AND CONSOLIDATED SUBSIDIARIES

                               BALANCE SHEETS

                         DECEMBER 31, 2002 and 2001


                                                    2001              2002
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                              $   286,809       $   250,628
 Accrued Liabilities (Note 5)                      119,882           137,038
 Dividends Payable                                  44,097            44,094
 Income Taxes Payable                              262,508            38,808
 Deferred Income Taxes (Notes 1 and 7)              82,400               -

    Total Current Liabilities                      795,696           470,568



Provision for Estimated Title and
 Escrow Losses (Note 9)                            847,225           815,013

Minority Interests in Consolidated
 Subsidiaries                                    2,441,208         2,444,499

Deferred Income Taxes (Notes 1 and 7)                7,900 	          41,450

Excess of Fair Value of Net Assets Acquired
 Over Cost (Note 1)                                 23,975            15,755

                                                 3,320,308         3,316,717

Commitments (Note 10)

Stockholders' Equity
  Common Stock, $1.00 Par Value,
    5,000,000 shares authorized,
    3,750,295 shares issued		             3,750,295		 3,750,295
Capital Surplus(Note 10,11)                     19,266,853        22,266,853
Retained Earnings (Note 10,11)                   3,403,228           762,779
Accumulated Other
   Comprehensive Income (Note 4)                   249,200           155,288
Less: Cost of Common Shares in Treasury
      2,189,901 Shares in 2001 and
      2,185,495 Shares in 2000                  (2,428,594)       (2,469,533)

   Total Stockholders' Equity                   24,240,982        24,465,682

                                               $28,356,986       $28,252,967


                See Notes to Consolidated Financial Statements.

                                 M CORP
                       AND CONSOLIDATED SUBSIDIARIES
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                    2001              2002
Revenue
 Title Insurance Premiums and Related Fees     $ 1,682,223       $ 1,745,197
 Interest                                          331,213           249,397
 Rent                                              482,627           483,535
 Other (Note 6)                                  3,953,453            87,735

                                                 6,449,516         2,565,864

Operating Expenses
 Salaries and Other Personnel Costs              1,463,571         1,111,625
 Depreciation                                       96,268            88,337
 Rent                                               49,272            49,048
 Title and Escrow Losses                             3,796            12,612
 Interest                                             -                   23
 Other General and Administrative Expenses         795,061           765,839

                                                 2,407,968         2,027,484

         Operating Income                        4,041,548           538,380

Minority Share of Consolidated Subsidiaries
 Net (Income)                                     (221,647)          (21,928)

Income Before Income Taxes                       3,819,901           516,452

Income Taxes (Note 7)                           (1,348,500)         (156,900)

         Net Income                              2,471,401           359,552

Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year               2,403,332          (96,591)
   Reclassification Adjustment                  (2,154,132)           2,679

           Other Comprehensive Income              249,200          (93,912)

           Comprehensive Income                $ 2,720,601       $   265,640



                See Notes to Consolidated Financial Statements.

                                      M CORP

                           AND CONSOLIDATED SUBSIDIARIES

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                                   Accumulated
                                                                      Other
                             Common      Capital        Retained  Comprehensive      Treasury
                             Stock       Surplus        Earnings      Income           Stock        Total
Balances, January 1, 2001  $3,750,295   $19,266,853    $  931,827   $ 1,822,789     $(2,384,534)   $21,387,230

Net Income                                              2,471,401                                     842,587

Dividends Paid                                                -							    -

Purchase Treasury Stock                                                             (44,060)       (44,060)
Change in Net Unrealized
  Holding Gains                                                        853,614                        853,614

Balances, December 31, 2001
                            3,750,295    19,266,853     3,403,228      249,200      (2,428,594)    24,240,982

Net Income                                                359,552                                     359,552

Purchase Treasury Stock                                                              (40,939)	    (40,939)

Recapitalization (Note 11)				     	 3,000,000	  (3,000,000)				   -

Change in Net Unrealized
   Holding Gains                                                      (93,912)                       (93,912)

Rounding								     (1)                                           (1)

Balances, December 31, 2002
                        $3,750,295   $22,266,853    $762,779    $155,288    $(2,469,533) $24,465,682




                     See Notes to Consolidated Financial Statements.

                                     M CORP

                          AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                           INCREASE (DECREASE) IN CASH


                                                       2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received From Customers                      $ 2,134,984   $ 2,353,857
 Cash Paid to Suppliers and Employees               (2,201,350)   (2,134,011)
 Interest and Dividends Received in Cash               781,355       311,540
 Income Taxes Paid in Cash                          (1,000,000)     (394,050)

Net Cash Provided (Used) By Operating Activities      (285,011)      137,336

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Proceeds From Sales adn Redeptions
  of Property, Plant and Equipment                     280,000           --
 Cash Purchases of Minority Interests                  (33,575)      (10,832)
 Capital Expenditures Paid in Cash                     (41,026)      (57,009)
 Cash Received on Dispositions of
  Investments                                       11,354,576      1,320,479
 Cash Purchases of Current Investments              (5,617,177)     (388,921)

Net Cash Provided By Investing Activities            5,942,798       863,717

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends Paid in Cash                                (10,318)           (3)
 Purchase Treasury Stock                               (44,060)      (40,940)

Net Cash Provided By Financing Activities              (54,378)      (40,943)

     NET INCREASE IN CASH                            5,603,409       960,110

     CASH - BEGINNING OF YEAR                       19,143,153    24,746,562

     CASH - END OF YEAR                            $24,746,562   $25,706,672

                               (Continued)

                                  M CORP

                      AND CONSOLIDATED SUBSIDIARIES

                   STATEMENTS OF CASH FLOWS - Continued

               FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

              RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
                           BY OPERATING ACTIVITIES



                                                     2001            2002

Net Income                                       $ 2,471,401     $   359,552

Adjustments to Reconcile Net Income
to Net Cash Provided (Used)
By Operating Activities:
  Depreciation                                        96,268          88,337
  Provision for Doubtful Account Receivable           (5,000)            --
  Minority Share of Consolidated Subsidiaries
    Net Income                                       221,647          21,928
  Amortization of Deferred Credit                     (8,220)         (8,220)
  Realized (Gains) on Dispositions
     of Investments                               (3,489,091)         (6,358)

  Changes in Operating Assets and Liabilities
    (Increase) Decrease in Accounts Receivable       (33,142)        (16,160)
    (Increase) Decrease in Prepaid Expenses            1,950         (13,358)
    (Increase) Decrease in Income Tax Prepayments     17,492             --
    Increase (Decrease) in Payables and
       Accrued Liabilities                           110,676         (51,235)
    (Increase) in Deferred Income Taxes               68,500          13,450
    Increase (Decrease) in Income Taxes Payable      262,508        (223,700)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  $ (285,011)      $  137,336


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

(h) Retirement Plans

The Company adopted an employees' savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $6,160 and $8,332 for 2002 and 2001, respectively.

(i)Reclassifications

Certain reclassifications have been made to the prior year amounts to make them comparable to the 2002 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


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

3.CASH BALANCES

The Company maintains accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, cash balances totaling $23,366,164 were uninsured by either the SIPC or the FDIC.

The Board of Directors of the Company approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other copratate purposes and acquisitions.


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

                                                        2001         2002
    Current Assets
    Cost                                           $ 1,973,013   $ 1,047,811
    Gross Unrealized Holding Gains                     250,972        64,868
    Gross Unrealized Holding Losses                     (8,763)      98,200)

    Fair Value                                     $ 2,215,222   $ 1,014,479

    Other (Noncurrent) Assets
    Cost                                           $   166,443   $   166,443
    Gross Unrealized Holding Gains                     211,259       315,137

    Fair Value                                     $   377,702   $   481,580

                                  M CORP

                       AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4.  INVESTMENT SECURITIES AND OTHER INVESTMENTS - Continued

Realized gains and losses are determined on the basis of specific identification. During 2002 and 2001, sales proceeds and gross realized gains and losses were as follows:


                                                       2001         2002

    Sales Proceeds                                 $ 10,610,276  $ 1,320,479
    Gross Realized Gains                           $  3,319,653   $   11,246
    Gross Realized Losses                          $     21,459   $    4,888


Stockholders' equity at December 31, 2002 has been decreased by $155,288, the difference between the total net unrealized gain at December 31, 2002 and deferred income taxes and minority interests in the net unrealized gain. Other noncurrent investments totaling $105,000 at December 31, 2002 consist of certificates of deposit which are on deposit with the State of Montana Commissioner of Insurance and are restricted as to use by law.
Glacier Bancorp, Inc. merged with WesterFed Financial COrportaion during the first quarter of 2001. Pursuant to the terms of the merger agreement, subsidiaries of the Company received approximately $6,530,400 in exchange for all of their holding in WesterFed Financial Corportion resulting in a net gain of approximatly $2,859,500 after deducting a fee of 7 per cent of gross proceeds to Paul J. McCann, a member of the contrilling shareholders group, who played an active part in connection therewith.

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

                                                        2001          2002

    Property Taxes                                $    45,493   $    59,888
    Compensation                                       45,054        46,274
    Payroll Taxes                                        (151)        (304)
    Other                                              29,486        31,180

                                                  $   119,882   $   137,038

6.  OTHER INCOME

Other income consists of the following:

                                                        2001          2002

    Dividends                                     $   450,142   $    62,143
    Gain on Sales of Securities                     3,298,194         6,358
    Gain on Sale of TItle Agency Assets               190,897          --
    Amortization of Deferred Credit                     8,220         8,220
    Other                                               6,000        11,014

                                                  $ 3,953,453   $    87,735

                                 M CORP

                      AND CONSOLIDATED SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


7.  INCOME TAXES

Income tax expense consists of the following:


                                                       2001          2002
      Federal and State Income Taxes
         Currently Payable                        $ 1,280,000   $   170,350
         Deferred                                      68,500       (13,450)

                                                  $ 1,348,500   $   156,900


The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for the differences are as follows:

                                                      2001           2002

    Computed "Expected" Tax Expense               $ 1,296,510   $   183,049
    Purchase Accounting Adjustments                    (4,447)      (4,447)
    Minority Share of Consolidated
       Subsidiaries Income                             75,178         7,456
    Dividens Received Deduction 				(32,945)      (14,773)
    Nontaxable Income                                (104,277)      (55,056)
    State Income Taxes                                180,000        44,700
    Other                                             (61,519)       (4,029)

                                                  $ 1,348,500   $   156,900


Deferred income taxes result from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these timing differences are as follows:

                                                      2001            2002

    Allowance for doubtful accounts                  4,000            4,000
    Excess of income tax depreciation
      over financial reporting
      depreciation                                 (16,400)         (19,900)
    Subsidiary Tax Deferral					 --		   16,950
    Unrealized Gains on Investments               (184,800)        (114,854)
    Excess of financial reporting
      reserves for title and escrow
      losses over income tax reporting
      for title and escrow losses                  106,900          106,900

                                               $   (90,300)     $   (6,904)

                                 M CORP

                      AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


7.  INCOME TAXES - Continued

The amounts of deferred tax assets and liabilities as of December 31, are as follows:

                                                   2001             2002

     Deferred tax asset, net of
       valuation allowance of $0 in
       2001 and 2000                         $    -	          $ 34,546

     Deferred tax liabilty                   $    90,300        $  41,450

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

9.  COMMITMENTS

The Company and its subsidiaries are obligated udner various lease agreements for office space expiring various dates through 2003. Rental expense for office space for the years ended December 31, 2002 and 2001, was $49,048 and $46,554, respectively. Annual rental commitments for the ensuing calendar years are as follows: calender year 2003 $38,904 and calendar year 2004 - $38,904.
The Board of Directors of the Company has approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquididity of the Company, the cash available to pay dividends and the cash avialbale for other corporate purposes and acquisitions. The Company set aside funds in the amount of $24,195,000 for the potential acquisition of said stock. Subsequent to the balance sheet ending December 31, 2002, the bank was purchased by another company.

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


11. RECAPITALIZTION

During 2002, TSI, a majority owned subsidiary of M Corp, reclassified $3,000,000 of retained earnings as capital surplus. These reclassifications had no effect on total stockholders' equity.

12.  RELATED PARTY TRANSACTIONS

During the first quarter of 2001, a subsidiary of the Company loaned $200,000 to a corporation controlled by a relative of the controlling shareholder group. The loan was repaid during the first quarter of 2001.

                                   M CORP

                         AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



13. INVESTMENTS IN REAL ESTATE
The Company was the lessor of property in the calendar year 2001, under operating leases now expired.  There are no minimum future rentals to be received on non-cancellable leases as of December 31, 2002 and the consolidated statements of income do not contain any contingent rental income.  Following is a summary of the Company's investments in real estate.

                                     GROSS AMOUNT CARRIED
                      DATE             ON BALANCE SHEET          ACCUMULATED    AMOUNT OF
DESCRIPTION         ACQUIRED    LAND      BUILDINGS    TOTAL    DEPRECIATION  ENCUMBRANCE

December 31, 2001

Commercial Building
 Helena, Montana      1966    $  23,037  $  342,156  $  365,193  $  323,840    $    --

Apartment Complex
 Polson, Montana      1983       23,037     299,850     322,887     289,761    $    --

Apartment Complex
 Great Falls, Montana 1974       10,252     217,243     227,495     217,243    $    --

Other Rental Units    Var.          -     1,162,959   1,162,959     631,695    $    --

Buildings Occupied
 By the Company and
 Miscellaneous
 Properties           Var.	   27,108     159,800     186,908     150,203    $    --
                              $  84,434  $2,182,008  $2,265,442  $1,612,742    $    --


December 31, 2002:

Commercial Building
 Helena, Montana      1966    $  23,037  $  342,156  $  365,193  $  325,523    $    --

Apartment Complex
 Polson, Montana      1983       23,037     315,238     338,275     292,329    $    --

Apartment Complex
 Great Falls, Montana 1974       10,252     217,243     227,495     217,243    $    --

Other Rental Units    Var.          -     1,162,959   1,162,959     685,593    $    --

Buildings Occupied
 By the Company and
 Miscellaneous
 Properties		    Var.       27,108     159,800     186,908     151,163    $    --

                              $  83,434  $2,197,396  $2,280,830  $1,671,851    $    --


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


                       Sales to                       Segment          Total Net                      Expenditures
                        Outside         Interest     Operating           Segment      Depreciation     For Segment
                       Concerns         Revenues       Profit            Assets         Expense          Assets
Year Ended
 December 31, 2001

Financial Holding
   Company             $  1,991,039    $   109,156  $  1,857,854	    13,428,420     $       278 		$   -        $     632

Title Insurance
   Operations            3,644,637         222,057     2,065,358      14,135,936           15,134           15,446

Rental Properties          482,627           -           118,336         792,630           80,856           25,580

Consolidated           $ 6,118,303    $    331,213   $ 4,041,548     $ 28,356,986       $  92,268           41,026



Year Ended
 December 31, 2002

Financial Holding
   Company             $   169,507    $  101,528   $  (70,197)     $  12,583,329       $   1,565        $     -

Title Insurance
   Operations            1,795,425       147,869       598,942        14,961,515           9,110           20,824

Rental Properties          483,535           -          9,635            708,123          77,662           36,185

Consolidated           $ 2,448,467    $  249,397   $  538,380       $ 28,252,967       $  88,337          57,009

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