Form 10QSB
period 2003-03-31
M CORP
filed 2003-09-08
CIK 67715

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
  1934
        For the quarterly period ended  March 31, 2003

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

                      Class
                     Outstanding at March 31, 2003
$1.00 Par Value Common Stock
             1,556,230 Shares

Transitional Small Business Disclosure Format (Check One): Yes      ; No
X

M CORP

INDEX

MARCH 31, 2003




                                                      Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 2003                                          2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2003 and 2002              3

Statements of Cash Flows -
  Three Months Ended March 31, 2003 and 2002              4

Notes to Consolidated Financial Statements                5

  Management's Discussion and Analysis of the
 Consolidated Statements of Income                        6


PART II

  Other Information                                       7

  Signatures                                              8

  Certifications		          		9-11











1
M CORP
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003

ASSETS

Current Assets

   Cash					$25,079,160
   Marketable Securities, at Fair Value	  1,833,019
   Receivables, Net			    118,884
   Prepaid Expenses			     47,508

      Total Current Assets		 27,078,571


Noncurrent Investments, at Fair Value	    630,360

Property, Plant and Equipment, Net	    745,645

Total Assets				$28,491,022



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable and
  Accrued Liabilities			$   367,982
  Income Taxes Payable			     63,104
  Deferred Income Taxes		             18,000
  Due from Parent			    135,129

       Total Current Liabilities	    584,215

Provision for Estimated Title
   and Escrow Losses                        807,584
Minority Interests			  2,438,149
Deferred Income Taxes			     37,258
Excess of Fair Value of Net
 Assets Acquired Over Cost		     13,700

Stockholders' Equity
   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
     3,750,295 shares issued		 3,750,295
   Capital Surplus			22,266,853
   Retained Earnings			   877,427
   Accumulated Other
     Comprehensive Income		   185,274
   Treasury Stock, at Cost		(2,469,733)

       Total Stockholders' Equity	24,610,116


Total Liabilities and
  Stockholders' Equity                 $28,491,022


See Notes to Consolidated Financial Statements.



2





M CORP





CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


For The Three Months
Ended March 31,			   2003		  2002


Operating Revenues		$634,742	$589,970


Operating Expenses
  Salaries and
     Payroll Costs		238,923		 208,358

  Other Expenses		255,418		 169,496

Total Expenses			494,341		 377,854


Operating Income		140,401		 212,116


Amortization of
  Deferred Credti		 2,055		   2,055

Minority Portion
 Of Income		       (7,988)		 (11,568)

Income Before
   Income Taxes			134,468		 202,603

Income Tax Expense		(19,821)	 (67,600)

Net Income			114,647		 135,003


Other Comprehensive Income(Loss)
  Increase(Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes		 29,987		 289,347


Comprehensive Income(Loss)	$144,634	$424,350


See Notes to Consolidated Financial Statements.





3





M CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months
Ended March 31,				  2003		  2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
   Operating Activities			$286,779	 $292,506


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received on Sales and Redemptions
    of Property and Equipment		   --		   --

  Cash Purchases of
    Furniture and Equipment		(14,206)	   (5,351)

  Cash Purchases of Minority Interests	 (3,346)	   (3,021)

  Cash Used For Purchases of
    Marketable Securities
    Available For Sale			(1,012,610)	 (339,828)

  Cash Received on Dispositions
    of Marketable Securities
    Available for Sale			  117,782	   645,592

Net Cash (Used) By
   Investing Activities			 (912,380)	   297,392


CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Purchases of Treasury Stock	   (1,911)	   (15,150)

   Dividends Paid In Cash		     --		     --

Net Cash Provided (Used) By
   Financing Activities			   (1,911)	   (15,150)


NET INCREASE (DECREASE)
 IN CASH				 (627,512)	    574,748

CASH - BEGINNING OF PERIOD		25,706,672	 24,746,562

CASH - END OF PERIOD		       $25,079,160	$25,321,310



See Notes to Consolidated Financial Statements.





4


M  CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2003 and the results of the Company's operations and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 and 2002 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 93% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. In accordance with SFAS
No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2003. The net unrealized holding gain at March 31, 2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2003 in accordance with the provisions of Financial Accounting Standards
No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2003:

					Sales
					To
			Segment		Outside		Interest
			Operating	Concerns	Revenues
			Profit

Financial
 Holding Company	$  (11,285)	$(2,327)	$ 13,741
Title Insurance
  Operations		    166,713	 487,367	  21,111
Rental Properties	   (15,027)	 114,850  	    --

Consolidated		$  140,401	$599,890	$ 34,852

5

M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

MARCH 31, 2003

A summary of the period to period changes in items included in the statements of income is shown below.



		   	COMPARISON OF
			Three Months Ended
			March 31, 2003 and 2002



Increases
(Decreases)


		Operating Revenues		           $  44,772	7.6%

		Operating Expenses		           $  116,487	30.8%

		Net Income			           $  (20,355) (15.1%)


	Revenues increased $44,772 in the first quarter of 2003 compared with the first quarter of 2002 primarily due to a $146,565 (40%) increase in title revenues combined with an increase of $13,740 in other revenue. Other factors include: decrease in rent $16,269 (12.8%), a decrease in interest and dividends of $37,978 (40.9%), and a loss of $61,286 on sales of securities. Operating expenses increased $116,488 (30.8%) in the first quarter of 2003 as compared with the first quarter 2002 due to an increase in salaries of $30,566 (14.7%), a decrease in depreciation of $2884 (12.5%) and an increase in other expenses of $88,805 (60.7%).
The provision for income tax expense decreased by $47,779 (70.7%) in the first quarter of 2003 as compared with the first quarter of 2002.

6
M CORP

PART II

OTHER INFORMATION

MARCH 31, 2003



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





M CORP
Registrant









Date:  May 30, 2003		                s/Angela Semenza
       					          Angela Semenza
					        Assistant
						Secretary Treasurer




Date:  May 30, 2003		                s/D. Mellinger
  						  D. Mellinger,
			                        Accountant







8

			CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form 10-QSB for the period ending March 31, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, representative of M Corp, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.


Date:   May 30, 2003                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative

9

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

3. Based on my knowledge, the financial statements, and other financial inforamtion included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of M Corp, as of, and for, the periods presented in this annual report.

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

    b. evaluated the effectiveness M Corp disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;







10

CERTIFICATION - continued

5. M Corp's other certifying officers and I have disclosed, based on our most recent evaluation, to M Corp auditors and the audit committee of M Corp board of directors
    (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect M Corp's ability to record, process, summarize and report financial data, and I have identified for M Corp's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in TSI Inc.'s internal control; and

6. M Corp's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based on my knowledge all of the above is true and correct to the best of my belief, especially paragraph 3 above. I am not familiar with all SEC rules and procedures and have relied and am relying on our staff and accountants in that regard.

    Date: May 30, 2003	             	s/Paul J. McCann
                                           Paul J. McCann
















11