Form 10QSB
period 2003-06-30
M CORP
filed 2003-10-08
CIK 67715

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
  1934
        For the quarterly period ended  June 30, 2003

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

                      Class
                     Outstanding at June 30, 2003
$1.00 Par Value Common Stock
             1,555,463 Shares

Transitional Small Business Disclosure Format (Check One): Yes      ; No
X

M CORP

INDEX

JUNE 30, 2003




                                                      Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  June 30, 2003                                          2

Statements of Income and Comprehensive Income -
  Three Months Ended June 30, 2003 and 2002              3

Statements of Cash Flows -
  Three Months Ended June 30, 2003 and 2002              4

Notes to Consolidated Financial Statements                5

  Management's Discussion and Analysis of the
 Consolidated Statements of Income                        6


PART II

  Other Information                                       7

  Signatures                                              8

  Certifications		          		9-11











1
M CORP
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003

ASSETS

Current Assets

   Cash					$25,240,299
   Marketable Securities, at Fair Value	  1,863,798
   Receivables, Net			     37,967
   Deferred Tax Asset			     96,846

      Total Current Assets		 27,272,629


Noncurrent Investments, at Fair Value	    705,643

Property, Plant and Equipment, Net	    738,449

Total Assets				$28,716,721



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable and
  Accrued Liabilities			$   279,337
  Income Taxes Payable			     75,136
  Intercompany Payable			    134,773

       Total Current Liabilities	    489,246

Provision for Estimated Title
   and Escrow Losses                        800,156
Minority Interests			  2,442,533
Deferred Income Taxes			     67,855
Excess of Fair Value of Net
 Assets Acquired Over Cost		     11,645

Stockholders' Equity
   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
     3,750,295 shares issued		 3,750,295
   Capital Surplus			22,266,853
   Retained Earnings			 1,036,764
   Accumulated Other
     Comprehensive Income		   328,778
   Treasury Stock, at Cost		(2,477,404)

       Total Stockholders' Equity	24,905,286


Total Liabilities and
  Stockholders' Equity                 $28,716,721


See Notes to Consolidated Financial Statements.



2





M CORP


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			For The Three Months			For The Six Months
				Ended					Ended
				June 30,				June 30,
				2003		2002		2003		2002


Operating Revenues		$857,305 	$584,936 	$1,492,047   $1,174,907

Operating Expenses

  Salaries and
     Payroll Costs		395,753 	156,792 	634,676 	365,150

  Other Expenses		259,656 	245,581 	515,074 	415,077

				655,409		402,373	      1,149,750 	780,227

Operating Income		201,896 	182,563 	342,297		394,680

Amortizaiton of
   Deferred Credit		  2,055		  2,055		  4,110		  4,110

Minority Portion
   Of Income			(11,157)	(10,952)	(19,145)       (22,521)

Income Before
   Income Taxes			192,794		173,666 	327,262 	376,269

Income Tax Expense		(33,457)	(54,400)	(53,277)      (122,000)

Net Income			159,337		119,266		273,985		254,269
Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes		119,690 	(6,591)		149,676 	 33,555

Comprehensive Income		$279,027   	$112,675       $423,661 	$287,824









See Notes to Consolidated Financial Statements.

3




M CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

						For The Six Months
							Ended
							June 30,
						2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Cash From Operations		$	431,369 	$	168,139

  Income Taxes Paid in Cash		 	  --		      (125,000)
Net Cash Provided (Used) By
   Operating Activities				431,369 		43,139


CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures Paid in Cash		(18,403)		 (22,033)

  Cash Used For Purchases of Marketable
    Securities Available For Sale		(1,040,528)		(353,343)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale		  177,701 		  845,592

Net Cash Provided By
   Investing Activities				(881,230)		  470,216

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Purchases of Treasury Stock		(16,512)		  (30,160)

Net Cash (Used) By
   Financing Activities				(16,512)		  (30,160)

NET INCREASE IN CASH				(466,373)		   483,195

CASH - BEGINNING OF PERIOD			25,706,672 		24,746,562

CASH - END OF PERIOD			$	25,240,299 	$	25,229,757






See Notes to Consolidated Financial Statements.

4





M  CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003


In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of June 30, 2003 and the results of the Company's operations and cash flows for the six months ended June 30, 2003 and 2002.

The results of operations for the six months ended June 30, 2003 and 2002 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 95% of the Company's issued and outstanding common stock.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at June 30, 2003. The net unrealized holding gain at June 30, 2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at June 30, 2003 in accordance with the provisions of Financial Accounting Standards No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the quarter ended June 30, 2003:

					Sales
					To
			Segment		Outside		Interest
			Operating	Concerns	Revenues
			Profit

Financial
 Holding Company	$  (19,675)	$ 17,110	$ 22,867
Title Insurance
  Operations		    264,277	 650,513	  17,136
Rental Properties	   (42,706)	 137,095  	  12,584

Consolidated		$  201,896	$804,718	$ 52,587

5

M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

JUNE 30, 2003

A summary of the period to period changes in items included in the statements of income is shown below.


                                       COMPARISON   OF

     				THREE MONTHS 			SIX MONTHS
				  ENDED				   ENDED
                                JUNE 30,			 JUNE 30,
			     2003 AND 2002    	   		2003 AND 2002

                               INCREASES                         (DECREASES)

Operating
  Revenues                    $  272,368       46.4%         $ 317,140   26.9%


Operating
  Expenses                       253,035      62.9%            369,522    47.4%


Net Income                        40,071      33.6%             19,716     7.8%


	Revenues increased $317,140 for the first six months of 2003($272,368 for the second quarter of 2003) as compared to this time frame in 2002. This increase is due to an increase in title revenue of $407,609 (53.8%), a decrease in rental income of $3,626 (1.5%), a decrease in interest and dividend income of $60,412 (35.1%), and an increase in other revenue of $7,763 (128.7%) compared to this time frame in 2002. Operating expenses increased $369,522 for the first six months of 2003 ($253,035 for the second quarter of 2003) compared to this time frame in 2002. This is due to an increase in payroll expenses of $269,526 (73.8%), an increase in depreciation of $2,724 (6.9%) and an increase in other expenses of $97,272 (25.9%). The provision for income tax expense decreased by $68,723 (56.3%) in the first six months of 2003 ($20,943 in the second quarter of 2003) as compared to this time frame in 2002.





6




M CORP

PART II

OTHER INFORMATION

JUNE 30, 2003






ITEM 1 LEGAL PROCEEDINGS

No legal proceedings are presently pending by or against M Corp and its consolidated subsidiaries as described herein as management believes that the outcome of any such litigation would not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

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





M CORP
Registrant









Date:  September 10, 2003		     s/Angela Semenza
       					          Angela Semenza
					          Assistant
						  Secretary Treasurer




Date:  September 10, 2003		     s/D. Mellinger
  						  D. Mellinger,
			                          Accountant







8

			CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form 10-QSB for the period ending June 30, 2003 as filed with the Securites and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, representative of M Corp, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Subanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.


Date:   September 10, 2003                s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative

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

    b. evaluated the effectiveness of M Corp disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;







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

    Date: September 10, 2003	       s/Paul J. McCann
                                           Paul J. McCann
















11