Form 10QSB
period 2003-09-30
M CORP
filed 2003-10-21
CIK 67715

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended
September 30, 2003

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

 Class
utstanding at September 30, 2003
$1.00 Par Value Common Stock
1,564,070 Shares

Transitional Small Business
Disclosure Format (Check One):
 Yes    ; No  X



M CORP


INDEX
SEPTEMBER 30, 2003
Page Number
PART I

  Condensed Consolidated
 Financial Statements:

Balance Sheet -
September 30, 2003 			2

Statements of Income and
 Comprehensive Income -
  Three Months and Nine
Months Ended
September 30, 2003 and 2002	    	3

Statements of Cash Flows -
  Nine Months Ended
September 30, 2003 and 2002      	4


Notes to Consolidated
Financial Statements			5

Management's Discussion
and Analysis of the
Consolidated Statements
 of Income	  			6


PART II
Other Information 			7

Signatures	 			8

Certifications			     9-11










1

M CORP
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003

ASSETS

Current Assets
   Cash	$					       25,441,700
   Marketable Securities, at Fair Value			1,863,828
   Receivables, Net				    	   67,005
   Income Tax Prepayments		   	   	    --
   Deferred Tax Asset				  	  217,208
   Prepaid Expenses				   	   18,154

      Total Current Assets		       	       27,607,895


Non-current Investments, at Fair Value		  	  861,244

Property, Plant and Equipment, Net		  	  730,399

Total Assets					$      29,199,538
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities	$	  319,369
   Intercompany Payable					  135,129
   Income Taxes Payable					   79,221

       Total Current Liabilities			  533,719


Provision for Estimated Title and Escrow Losses		  792,727
Minority Interests 					2,484,514
Deferred Income Taxes					  222,344
Excess of Fair Value of Net
    Assets Acquired Over Cost				    9,590
       Total Liabilities				4,042,894
Stockholders' Equity
   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
     3,750,295 shares issued				3,750,295
   Capital Surplus					2,266,853
   Retained Earnings					1,209,022
   Accumulated Other Comprehensive Income		  407,878
   Treasury Stock, at Cost			      (2,447,404)

               Total Stockholders' Equity	       25,156,644

Total Liabilities and Stockholders' Equity	$      29,199,538


See Notes to Consolidated Financial Statements.



2


M CORP

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME


				For The Three Months		For The Nine Months
					Ended			       Ended
				     September 30,		   September 30,
				2003		2002		2003		2002


Operating Revenues	$	825,081    $	627,541     $  2,317,128    $  1,802,448

Operating Expenses

  Salaries and
     Payroll Costs		327,951 	370,373 	  962,628 	  735,523

  Other Expenses		259,611 	230,618 	  774,684 	  645,696

				587,562 	600,991 	1,737,312 	1,381,219

Operating Income		237,519 	26,550 		  579,816 	  421,229

Amortization of
  Deferred Credit		2,055 		2,055 		    6,165 	    6,165

Minority Portion
   Of (Income) Loss		(11,420)	(1,056)		 (30,565)	 (23,577)

Income Before
   Income Taxes			228,154 	27,549 		  555,416 	  403,817

Income Tax Expense		(55,897)	11,000 		 (109,174)	(111,000)

Net Income			172,257 	38,549 		  446,242 	 292,817

Other Comprehensive Income (Loss)
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes	        102,915	      (137,955)		  252,591      (104,400)

Comprehensive
   Income (Loss)	   $    275,172	   $   (99,406)	       $ 698,833    $   188,417



See Notes to Consolidated Financial Statements.

3




M CORP


CONSOLIDATED STATEMENTS OF CASH FLOWS

							For The Nine Months
								Ended
							     September 30,
							2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Cash From Operations			   $  772,149 	      $	334,585
   Income Taxes Paid in Cash			     (48,650) 	      (125,000)

Net Cash Provided by Operating Activities	   $  723,499 	      $	209,585


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Received On Sales and Redemptions
    of Property, Plant and Equipment			10,250 		  -

  Capital Expenditures Paid in Cash		      (46,025)	      (42,733)


  Cash Purchases of Minority Interests		   	 -		  -

  Cash Used For Purchases of Marketable
    Securities Available For Sale		   (1,053,645)	     (361,962)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale		      118,893 	     1,050,336

Net Cash Provided By
   Investing Activities				    (970,527)	       645,641

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Purchases of Treasury Stock		     (17,944)	      (38,230)
   Dividends Paid in Cash		  		 -		  -

Net Cash (Used) By
   Financing Activities				     (17,944)	      (38,230)

NET INCREASE IN CASH				    (264,972)	      816,996

CASH - BEGINNING OF PERIOD			   25,706,672      24,746,562

CASH - END OF PERIOD				$  25,441,700 	$  25,563,558






See Notes to Consolidated Financial Statements.

4








See Notes to Consolidated Financial Statements.





4

M CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

In the opinion of management, all adjustments necessary
(consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the financial position as of September 30, 2003 and the results of the Company's operations for the three months and nine months ended
September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the three months and nine months ended September 30, 2003 are not indicative of the results to be expected for the full year.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115,
(SFAS No. 115) effective January 1, 1994. In accordance with SFAS No. 115 the Company's portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at September 30, 2003. The net unrealized holding gain at September 30, 2003, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at
September 30, 2003 in accordance with the provisions of Financial Accounting Standards
No. 130.

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended September 30, 2003:



				Sales To			Segment
				Outside		Interest	Operating
				Concerns	Revenues	Profit

Financial Holding Company	$  15,959	$ 15,483	$ (22,279)
Title Insurance Operations	  664,543	  11,550	   290,729
Rental Properties		  113,529	   4,017	  (30,931)

Consolidated			$  794,031	$ 31,050	$  237,519






5

M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE INCOME STATEMENT

SEPTEMBER 30, 2003

A summary of the period to period changes in items included in the statements of income is shown below:

	                             COMPARISON  OF
			THREE MONTHS		NINE MONTHS
			   ENDED                   ENDED
		        September 30,          September 30,
			2003 AND 2002	       2003 AND 2002

                          INCREASES              (DECREASES)


Revenues          $ 197,539	  31.3%	      $   514,679      28.5%


Expenses	   (13,429)	 (2.2%)            356,093     25.8%


Net Income	    133,708      346.8% 	   153,424     52.4%


	Revenues increased $514,679 (28.5%) for the first nine months of 2003 ($197,539 in the third quarter of 2003) as compared to this time frame of 2002. This increase is primarily due to an increase in title revenues of $624,227 (52.2%) compared to this time frame in 2002. Other factors for the change in revenues include: a decrease in interest and dividend income of $92,695 (37.1%), a decrease in security sales of $28,756 , and an increase in other revenue of $11,132. Operating expenses increased $356,093 (25.8%) in the first nine months of 2003 (a decrease of $13,429 for the third quarter of 2003) compared to this time frame in 2002. This is due to the mainly to an increase in salaries of $227,105 (30.9%), and an increase in other expenses of $127,052 (21.7%) compared to this time frame in 2002. The provision for income tax expense decreased by $1,826 (1.7%) for the first nine months of 2003 as compared to this time frame in 2002.


        6


M CORP

PART II

OTHER INFORMATION

SEPTEMBER 30, 2003






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





M CORP
Registrant






Date: October 14, 2003			s/Angela Semenza
   						Angela Semenza,
					   	AssistSecretary-Treasurer




Date: October 14, 2003                  s/D. Mellinger
						D. Mellinger,
						Accountant
















8
                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Representative of M Corp, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Subanes-
Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp


Date:   October 14, 2003             s/Paul J. McCann
                                          Paul J. McCann,
                                          Representative


























9




CERTIFICATION



I, Paul J. McCann, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of M Corp

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of M Corp, as of, and for, the periods presented in this quarterly report.

4. M Corp's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for M Corp We have:

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

    Date:  October 14, 2003             s/Paul J. McCann
                                           Paul J. McCann















11