Form 10QSB/A
period 2003-03-31
M CORP
filed 2004-05-19
CIK 67715

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB/A

This form has been amended to include the required certifications.

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

M CORP

INDEX

MARCH 31, 2003




                                                      Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 2003                                          2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2003 and 2002              3

Statements of Cash Flows -
  Three Months Ended March 31, 2003 and 2002              4

Notes to Consolidated Financial Statements                5

  Management's Discussion and Analysis of the
 Consolidated Statements of Income                        6


PART II

  Other Information                                       7

  Signatures                                              8

  Certifications		          		9-13

M CORP
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003

ASSETS

Current Assets

   Cash					$25,079,160
   Marketable Securities, at Fair Value	  1,833,019
   Receivables, Net			    118,884
   Prepaid Expenses			     47,508

      Total Current Assets		 27,078,571


Noncurrent Investments, at Fair Value	    630,360
Deferred Tax Asset, Long Term                36,446
Property, Plant and Equipment, Net	    745,645

Total Assets				$28,491,022



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable and
  Accrued Liabilities			$   367,982
  Income Taxes Payable			     63,104
  Deferred Income Taxes		             18,000
  Due from Parent			    135,129

       Total Current Liabilities	    584,215

Provision for Estimated Title
   and Escrow Losses                        807,584
Minority Interests			  2,438,149
Deferred Income Taxes			     37,258
Excess of Fair Value of Net
 Assets Acquired Over Cost		     13,700

Stockholders' Equity
   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
     3,750,295 shares issued		 3,750,295
   Capital Surplus			22,266,853
   Retained Earnings			   877,427
   Accumulated Other
     Comprehensive Income		   185,274
   Treasury Stock, at Cost		(2,469,733)

       Total Stockholders' Equity	24,610,116


Total Liabilities and
  Stockholders' Equity                 $28,491,022


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





M CORP
Registrant




Date:  May 8, 2004		                s/S. M. McCannn
	  					  President, CEO



Date:  May 8, 2004		                s/R. Bruce Robson
  						  Director, CFO

CERTIFICATION PURSUANT TO
8 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, S. M. McCann, Representative of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1.  The report fully complies with the requirements of section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp


Date:   May 8, 2004             	s/S. M. McCann
                                          President, CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Bruce Robson, Representative of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1.  The report fully complies with the requirements of section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp


Date:   May 8, 2004             	s/R. Bruce Robson
                                          President, CFO

CERTIFICATION

I, S. M. McCann, certify that:


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

4. M Corp's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for M Corp and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to M Corp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in M Corp's internal control over financial reporting that occurred during M Corp's first fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

5. M Corp's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to M Corp's auditors and the audit committee of M Corp's board of directors
    (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect M Corp's ability to record, process, summarize and report financial information; and I have identified for M Corp's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in M Corp's internal control over financial reporting.


 Date:  May 8, 2004             s/S. M. McCann
                                  President, CEO

CERTIFICATION


I, R. Bruce Robson, certify that:


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

4. M Corp's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for M Corp and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to M Corp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in M Corp's internal control over financial reporting that occurred during M Corp's first fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

5. M Corp's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to M Corp's auditors and the audit committee of M Corp's board of directors
    (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect
	M Corp's ability to record, process, summarize and report financial information; and I have identified for M Corp's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in M Corp's internal control over financial reporting.


 Date:  May 8, 2004             s/R. Bruce Robson
                                  Director, CFO