Form 10QSB/A
period 2003-06-30
M CORP
filed 2004-05-19
CIK 67715

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

M CORP
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003

ASSETS

Current Assets

   Cash					$25,240,299
   Marketable Securities, at Fair Value	  1,863,798
   Receivables, Net			     37,967
   Deferred Tax Asset			     96,846

      Total Current Assets		 27,272,629


Noncurrent Investments, at Fair Value	    705,643

Property, Plant and Equipment, Net	    738,449

Total Assets				$28,716,721



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable and
  Accrued Liabilities			$   279,337
  Income Taxes Payable			     75,136
  Intercompany Payable			    134,773

       Total Current Liabilities	    489,246

Provision for Estimated Title
   and Escrow Losses                        800,156
Minority Interests			  2,466,347
Deferred Income Taxes			     67,855
Excess of Fair Value of Net
 Assets Acquired Over Cost		     11,645

Stockholders' Equity
   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
     3,750,295 shares issued		 3,750,295
   Capital Surplus			22,266,853
   Retained Earnings			 1,036,764
   Accumulated Other
     Comprehensive Income		   304,964
   Treasury Stock, at Cost		(2,477,404)

       Total Stockholders' Equity	24,881,472


Total Liabilities and
  Stockholders' Equity                 $28,716,721


See Notes to Consolidated Financial Statements.

M CORP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			For The Three Months			For The Six Months
				Ended					Ended
				June 30,				June 30,
				2003		2002		2003		2002


Operating Revenues		$857,305 	$584,936 	$1,492,047   $1,174,907

Operating Expenses

  Salaries and
     Payroll Costs		395,753 	156,792 	634,676 	365,150

  Other Expenses		259,656 	245,581 	515,074 	415,077

				655,409		402,373	      1,149,750 	780,227

Operating Income		201,896 	182,563 	342,297		394,680

Amortizaiton of
   Deferred Credit		  2,055		  2,055		  4,110		  4,110

Minority Portion
   Of Income			(11,157)	(10,952)	(19,145)       (22,521)

Income Before
   Income Taxes			192,794		173,666 	327,262 	376,269

Income Tax Expense		(33,457)	(54,400)	(53,277)      (122,000)

Net Income			159,337		119,266		273,985		254,269
Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes		119,690 	(6,591)		149,676 	 33,555

Comprehensive Income		$279,027   	$112,675       $423,661 	$287,824









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





M CORP
Registrant


Date:  May 8, 2004			     s/S. M. McCann
       					        President, CEO



Date:  May 8, 2004			     s/R. Bruce Robson
  						  Director, CFO

CERTIFICATION PURSUANT TO
8 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB/A for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, S. M. McCann, Representative of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

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
                                          President, CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED UPRSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB/A for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Bruce Robson, Representative of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

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

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in M Corp's internal control over financial reporting that occurred during M Corp's second fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

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

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in M Corp's internal control over financial reporting that occurred during M Corp's second fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

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