Form 10QSB/A
period 2003-09-30
M CORP
filed 2004-05-19
CIK 67715

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB/A

This form has been amended to include the required certifications, additional disclosure regarding the resignation of our former accountant and the engagement of our new accountant, the subsequently filed
Forms 8-K and 8-K/A, and our former
accountant's letter covering the
additional disclosures.

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

 Class
Outstanding at September 30, 2003
$1.00 Par Value Common Stock
1,564,070 Shares

Transitional Small Business
Disclosure Format (Check One):
 Yes    ; No  X

M CORP

INDEX
SEPTEMBER 30, 2003
Page Number
PART I

  Condensed Consolidated
 Financial Statements:

Balance Sheet -
September 30, 2003 			2

Statements of Income and
 Comprehensive Income -
  Three Months and Nine
Months Ended
September 30, 2003 and 2002	    	3

Statements of Cash Flows -
  Nine Months Ended
September 30, 2003 and 2002      	4


Notes to Consolidated
Financial Statements			5

Management's Discussion
and Analysis of the
Consolidated Statements
 of Income	  			6


PART II
Other Information 			7

Signatures	 			8

Certifications			     9-13

Letter from former accountant
regarding additional disclosures	14

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

Dwyer and Company, CPA, PC, the Company's independent auditor resigned on October 21, 2003.
M Corp (the "Company"), accepted the resignation of Dwyer & Company, CPA, PC as the Company's independent accountant, on October 21, 2003, when the review for the quarter ended September 30, 2003 was completed.

During the years ended December 31, 2002 and December 31, 2001 and through the resignation date, October 21, 2003, there have been no disagreements with Dwyer & Company, CPA, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. A letter from Dwyer & Company, CPA,
PC is on page 14 of this 10-QSB/A.

On February 23, 2004, the Company engaged the accounting firm of Anderson ZurMuehlen & Co.,
C.P.A., P.C. as its new independent accountant.

Form 8-K was filed February 25, 2004 disclosing the resignation of Dwyer and Company, CPA, PC, and the engagement of Anderson ZurMuehlen & Co., P.C. as its new independent accountant on February 23, 2004.

Form 8-K/A was filed April 30, 2004 to include amended disclosures to the Form 8-K, as required by the Securities Exchange Commission.

7

SIGNATURES

In accordance with the requirements of
the Exchange Act, the registrant has
caused this report to be signed on its
behalf by the undersigned, thereunto
duly authorized.

M CORP
Registrant






Date: May 8, 2004			s/S. M. McCann
   					S. M. McCann,
					President, CEO




Date: May 8, 2004                 	s/R. Bruce Robson
					R. Bruce Robson,
					Director, CFO

8
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB/A for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, S. M. McCann, Representative of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

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
                                          President, CEO






			CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED UPRSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form
10-QSB/A for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Bruce Robson, Representative of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

1. The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp


Date:   May 8, 2004             	s/R. Bruce Robson
                                          President, CFO

9
CERTIFICATION

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

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in M Corp's internal control over financial reporting that occurred during M Corp's third fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

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



11

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

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

    c. Disclosed in this quarterly report any change in M Corp's internal control over financial reporting that occurred during M Corp's third fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

12






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


 Date:  May 8, 2004             s/R. Bruce Robson
                                  Director, CFO


13

[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6TH Street North, Suite 200
Great Falls, MT   59401
Phone (406) 453-2463  Fax (406) 727-3225



May 8, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We have read the amended disclosures regarding our resignation included in this 10-QSB/A, for M Corp
(SEC File No. 0-1008) dated May 8, 2004, and we agree with the statements made therein concerning our resignation.

Sincerely,



/s/Dwyer & Company, CPA, PC
   Dwyer & Company, CPA, PC

14