Form 10KSB
period 2003-12-31
M CORP
filed 2004-06-18
CIK 67715

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-KSB

(Mark One)
X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2003
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from        to                    .

Commission file number 0-1008

    		M Corp
(Name of small business issuer in its charter)

            Montana                     81-0268769
 (State or other jurisdiction of 	(I.R.S. Employer
  incorporation or organization)     Identification Number)

110 Second Street South, Great Falls, Montana   59401
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

State issuer's revenues for its most recent fiscal year $3,099,570.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of February 29, 2004, 75,506 shares held by non-affiliates were outstanding. The registrant's stock is not traded on any securities exchange. To registrant's knowledge, neither bid nor asked quotations for registrant's stock have appeared in any established quotation system during the past sixty business days. To registrant's knowledge, neither bid nor asked quotations for registrant's stock are reported in any newspapers nor are records kept of any quotations by Pink Sheets LLC. There exists no public market for registrant's stock.

	(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     1,541,205 shares $1.00 value common stock are outstanding as of February 29, 2004.

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

Portions of the M Corp Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts
I, II, III and IV of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ; No X

M Corp


PART I


ITEM 1.	DESCRIPTION OF BUSINESS

A description of the Company's business is set forth on Page 1 and in Notes 1 and 2 (Pages 12 and 14, respectively) of the Notes to
Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003 which description is incorporated herein by reference.

The Company has no foreign operations.

ITEM 2.	DESCRIPTION OF PROPERTY

A description of the Company's properties is set forth on Page 1 and in Note 13 (Page 19) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003, which description is incorporated herein by reference.

In addition to the properties owned by the Company, office space is leased for the Company's title insurance agency operations in Billings and Forsyth, Montana. The lease for office space in Billings expired in 2002, and is currently on a month-to-month basis. The lease for office space in Forsyth is on a month to month basis. See Note 9 - Commitments, of the Notes to Consolidated Financial Statements on
Page 17 of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003 which note is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings presently pending by or against M Corp and its consolidated subsidiaries are described herein as management believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company and its subsidiaries taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.













1.

M Corp


PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION;

AND

ITEM 7.	FINANCIAL STATEMENTS

Items 5, 6 and 7 are set forth on Pages 1 and 2 and Pages 6 to 20, respectively, of Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003 which report is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its ndependent auditors on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure since the Company's inception of a nature which, if not resolved, would have caused the accountant to make reference in connection with its report. On October 21, 2003, Dwyer & Company, CPA, PC, our independent accountant, resigned when the review for the period ending
September 30, 2003 was completed. On February 23, 2004, we engaged Anderson ZurMuehlen & Co., P.C. as our principal accountant to audit our financial statements. The decision to change was approved by the Board of Directors. Dwyer & Company, CPA, PC's report on the financial statements for either of the past two years did not contain an adverse opinion and was not modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K was filed with the SEC on February 24, 2004 regarding the change in auditors. Subsequently Form 8-K/A was filed on April 27, 2004.


ITEM 8A.	CONTROLS AND PROCEDURES

	Evaluation of disclosure controls and procedures. Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer during the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their knowledge, effective.

Changes in internal controls, subsequent to the date of this evaluation. Our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules or regulations.



2.

M Corp

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.
The following are the directors and executive officers of the Company. All directors and officers serve as such until the 2004 annual meeting of shareholders or until their successors are elected and qualify.

NAME, AGE, AND YEAR ELECTED			POSITION
Anne Marie McCann	      81,		1999		Director
R. Bruce Robson        	62,   	1994		Director
S. M. McCann,          	40,   	1994		Director, President,
                       	               		Chairman of the Board
Paul J. McCann		83,		2003		Chief Executive Officer
D. M. Mellinger		50,		2003		Chief Financial Officer

S. M. McCann is also president and director of UAC, Inc., director of First Montana Title Insurance Company, Miramar, Inc., Lake Place, Inc. and Diversified Realty, Inc., subsidiaries of the Company. R. Bruce Robson is the president of Diversified Realty, Inc., the president of Personnel Services, Inc., and Vice President of First Montana Title Insurance Company, subsidiaries of M Corp. Paul J. McCann is Chief Executive Officer and D. M. Mellinger is the Chief Financial Officer for TSI, Inc. and Diversified Realty, Inc.

Family Relationships
S. M. McCann is a daughter of Anne Marie and Paul J. McCann (see item 11(a)beginning on the following page). There are no other family relationships among the directors and officers listed above and there are no arrangements or understandings pursuant to which any of them were elected as directors or officers.

Business Experience of Executive Officers During the Past 5 Years
S. M. McCann            Attorney at Law, Business Owner, Investor
President, Director,    San Luis Obispo, California
Chairman of the Board

Anne Marie McCann	      Retired Businesswoman
Director			Clearwater, Florida

R. Bruce Robson	Data Processing Manager, Sletten Construction Co.
Director		Great Falls, Montana

Paul J. McCann		  Executive Officer and Manager
Chief Executive Officer   Clearwater, Florida

D. M. Mellinger		  Accountant
Chief Financial Officer	  Great Falls, Montana

There has been no audit committee established. The Board of Directors did not deem an audit committee necessary due to the fact that 94.3% of the Company's assets are in cash and because M Corp is not publicly traded or listed on any securities exchange.

Based solely on its review of reports of persons subject to Section 16 of the Securities and Exchange Act, the Company believes that required reports were filed in a timely manner disclosing transactions involving the Company's common stock.
3.

M Corp

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table lists the cash compensation paid by the Company and the Company's consolidated subsidiaries to the Company's President and Chief Executive Officer for 2003, 2002 and 2001. No other officer or director of the Company or the Company's consolidated subsidiaries received total cash compensation in excess of $100,000 for 2003, 2002 or 2001.
Summary Compensation
Name and                  Calendar         Total Cash
Principal Position         Year           Compensation
S. M. McCann		  2003	      $       0
President, Director       2002            $       0
                          2001            $  50,000

Paul J. McCann            2003            $ 198,000
Chief Executive Officer   2002            $ 198,000
				  2001            $ 436,862

The Company does not have any compensatory stock appreciation rights plans or compensatory stock option plans at this time, but may in the future. The Company has not adopted a formal plan for the compensation of directors. During 2003 the Company and its consolidated subsidiaries paid a total of $3,258 to directors of the Company and the Company's consolidated subsidiaries.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on December 31, 2003.


                                         Amount and Nature
 Title of     	Name and Address of       of  Record	 Percent
  Class       	 Record Owner        	 Ownership      	of Class
$1.00 Par Value   GNI, Inc.                 700,341            45.1%
Common Stock  	110 Second Street South
             	Great Falls, MT 59403

$1.00 Par Value   Jefferson Management Co.  696,932        	   44.9%
Common Stock 	110 Second Street South
         		Great Falls, MT 59403

$1.00 Par Value   Anne Marie and Paul J.	 1,465,699 (1)       94.3%
Common Stock  	McCann Family Members
	  		P.O. Box 2249
                  Great Falls, MT 59403

(1) See Note (1) on the following page.


4.

M Corp

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT- Continued

(a)	Security Ownership of Certain Beneficial Owners -Continued

(1)	Includes the 700,341 shares owned of record by GNI, Inc., of which company members of the Anne Marie and Paul J. McCann family own, directly or indirectly, over 50% of the outstanding stock, 65,356 shares owned by FDC, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock, 696,932 shares owned of record by Jefferson Management Co., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock, 1,250 shares owned by DDI, Inc., of which company members of the Anne Marie and Paul J. McCann family own directly or indirectly over 50% of the outstanding stock and 1,820 shares owned outright by members of the Anne Marie and Paul J. McCann family. S. M. McCann is the record owner of 400 shares of stock of the Company. Paul J. McCann disclaims beneficial ownership in any shares of stock not directly owned of record by him. Anne Marie McCann disclaims beneficial ownership in any shares of stock not directly owned of record by her. Neither Anne Marie McCann nor Paul J. McCann personally own any shares of stock of the Company.

(b)	Security Ownership of Management

The following table sets forth as of December 31, 2003, information concerning the beneficial ownership of the Company's common stock by each director, each executive officer named in the Company's Summary Compensation Table and by all directors and executive officers of the Company as a group:

           				Amount and Nature
Name of Beneficial Owner    	of Beneficial Ownership	   Percent
Anne Marie McCann  			-- (1)	 		--
1582 Gulf Blvd, Unit 1201
Clearwater, Florida

R. Bruce Robson				10				--
2120 3rd Avenue North
Great Falls, MT

S. M. McCann			     400 (1)			--
858 Higuera Street
San Luis Obispo, CA

All Directors and Officers
 as a Group				     410 (1)			--



 (1) See Note (1) item 11(a) beginning at the top of this page.

(c)	Changes In Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

5.

M Corp



ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company (and its consolidated subsidiaries) and related persons are disclosed in Note 11 (Page 18) of the Notes to Consolidated Financial Statements in Exhibit 13, the Annual Report to Shareholders for the year ended December 31, 2003 which description is incorporated herein by reference.








































6.

M Corp
PART IV

ITEM 13.	EXHIBITS INCLUDED IN FORM 10-KSB AND REPORTS ON FORM 8-K
 (a)	Exhibits

	No. 3.1	Articles of Incorporation                         10
	No. 3.2	By-Laws                                           10
	No. 10	Material Contracts                                10
	No. 13 	M Corp Annual Report to Shareholders for the
                  year ended December 31, 2003                      22
	No. 14.1	Code of Ethics                                    11
	No. 16	Letter on change in certifying accountant         13
	No. 22 	Subsidiaries of the Registrant                    21
     	No. 23.1    Letter of Consent                                 14
      No. 23.2    Letter of Consent                                 15
      No. 27	Financial Data Schedules - M Corp, Annual
                  Report to Shareholders for the year ended
			December 31, 2003, Pages 6 through 20 of
                  Exhibit 13, incorporated by Reference in
			this Form 10KSB                                   22
	No. 31.1	Certification required under Section 302       16-17
	No. 31.2	Certification required under Section 302       18-19
	No. 32.1	Certification required under Section 906          20
	No. 32.2	Certification required under Section 906          20
(b)	Reports on Form 8-K

No current reports on Form 8-K were filed by the Company during the three months ended December 31, 2003. Subsequently, Form 8-K was filed on February 24, 2004, disclosing the resignation of Dwyer and Company, CPA, PC on October 20, 2003 and upon engagement of new auditing firm, Anderson ZurMuehlen on February 23, 2004. On April 27, 2004, Form 8-K/A was filed including additional disclosures required by the Securities Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees for professional services rendered by Dwyer & Company CPA PC for the audit of annual financial statements and its review of financial statements included in Forms 10-QSB in fiscal years 2002 and 2003 were $5,800 and $1,800, respectively. The aggregate fees billed for professional services rendered by Anderson ZurMuehlen & Co., P.C. for its audit of our annual financial statements in the fiscal year 2003 were $9,500.

Audit Related Fees
Aggregate fees for audit related services by Dwyer & Company CPA PC in regards to re-issuance of their audit report for the period ending December 31, 2002 for inclusion in 2003 annual reports are estimated at $1,400.

Tax Fees
No professional service fees were incurred for tax advice, tax compliance or tax planning for the fiscal years 2002 and 2003.

Other Fees
   There were no services rendered or received for 2002 and 2003 other fees.
7.

ITEM 15.    PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER
                    AND AFFILIATED PURCHASERS.

The following table represents the total number of shares repurchased by M Corp during 2003.

					 	      Total Number of      Maximum Number
    		   Total Number Average Price Shares Purchased as  of Shares that
    		   of Shares    Paid	      a Part of Publicly   May Yet Be
    		   Purchased    Per Share	Announced Plans      Purchased Under
										   the Plans

Period

Jan 1-31, 2003       20		$10.00		-0-			-0-
Feb 1-29, 2003	   -0-         -0-       	-0-			-0-
Mar 1-31, 2003	   -0-	   -0-		-0-			-0-
Apr 1-30, 2003	  250		 10.00		-0-			-0-
May 1-31, 2003	  517		 10.00		-0-			-0-
June 1-30,2003	   -0-         -0-		-0-			-0-
July 1-31, 2003	   -0-	   -0-		-0-			-0-
Aug 1-31, 2003	   -0-	   -0-		-0-			-0-
Sept 1-30,2003	   -0-	   -0-		-0-			-0-
Oct 1-31, 2003	   -0-	   -0-		-0-			-0-
Nov 1-30, 2003	   -0-	   -0-		-0-			-0-
Dec 1-31, 2003	1,948		  10.00		-0-			-0-
   Totals		2,735		$10.00		-0-			-0-

No transactions in the cash repurchase of 2,735 shares were done pursuant to publicly announced plans or programs. All transactions were processed at the request of security holders via phone calls or mail.



















8.

	M Corp

	SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



M Corp




Date:  April 14, 2004		      By:	  s/S. M. McCann
                                      S. M. McCann,
President, Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004.



Chairman of the Board,
President, Director                       s/S. M. McCann
                                           S. M. McCann


Director                                  s/R. Bruce Robson
                                          R. Bruce Robson

Director				            s/A.M. McCann
						      A.M. McCann

Chief Financial Officer                   s/D. Mellinger
                                          D. Mellinger

Chief Executive Officer                   s/Paul J. McCann
                                          Paul J. McCann





9.

M Corp

EXHIBIT 3.1

ARTICLES OF INCORPORATION

There have been no amendments to the Articles of Incorporation during the 2003 or 2002 calendar years.





EXHIBIT 3.2

BY-LAWS

During the last two years ending December 31, 2003 and December 31, 2002, there were no changes to M Corp's By-Laws.



EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during 2003 or 2002.
















10.

M Corp

EXHIBIT 14.1

CODE OF ETHICS

Principals Governing Professional and Ethical Conduct

It is the policy of M Corp (the "Company") that the Company's Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller (or persons performing similar functions) adhere to, advocate and promote the following principals:

	-Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of
	  interest between personal and professional relationships;
	-Full, fair, accurate, timely and understandable disclosures in reports and documents that the Company files with, or submits to, the SEC and other public communications made by the Company; and
	-Compliance with laws, rules and regulations applicable to the Company.


Reporting and Treatment of Violations

Persons, who become aware of suspected violations of this Code should report such suspected violations promptly to the Chief Financial Officer, who will forward such report to the Company's Chief Executive Officer and Board of Directors. To assist in the response to or investigation of the alleged violation, the report should contain as much specific information as possible to allow for proper assessment of the nature, extent and urgency of the alleged violation. Without limiting the foregoing, the report should, to the extent possible, contain the following information:
	-the alleged event, matter or issue that is the subject of the alleged violation;
	-the name of each person involved;
	-if the alleged violation involves a specific event or events, the approximate date and location of each event; and
	-any additional information, documentation or other evidence available relating to the alleged violation.

The Chief Executive Officer shall have the power to monitor, investigate, make determinations and recommend action to the Board of Directors with respect to violations of this Code. In determining whether a violation of this Code has occurred, the Chief Executive Officer may take into account:
	-the nature and severity of the violation;
	-whether the violation was a single occurrence or involved repeated occurrences;
	-whether the violation appears to have been intentional or inadvertent; -whether the person in question had been advised prior to the violation
	 as to the proper course of action;
	-whether the person in question had committed other violations in the past; and
	-such other facts and circumstances as the Chief Executive Officer shall deem advisable in the context of the alleged violation.


11.

M Corp

CODE OF ETHICS



Consequences of Violations

If a violation is substantiated, the Board of Directors, upon the recommendation of the Chief Executive Officer, may impose such sanctions or take such actions as it deems appropriate, including but not limited to, the following:
	-Disciplinary action (including censure, re-assignment, demotion, suspension or termination);
	-Pursuit of any and all remedies available to the Company for any damages or harm resulting from a violation, including injunctive relief; and
	-Referral of matters to appropriate legal or regulatory authorities for investigation and prosecution.


Requests for Waivers and Changes in Code

A waiver of a provision of this Code shall be requested whenever there is reasonable likelihood that a contemplated action will violate the Code. Any waiver (including an implicit waiver) that constitutes a material departure from a provision of the Code shall be publicly disclosed on a timely basis, to the extent required by applicable rules and regulations of the SEC. In addition, any amendments to this Code (other than technical, administrative or other non-substantive amendments) shall be publicly disclosed on a timely basis, to the extent required by applicable rules and regulations of the SEC.



















12.

M Corp

EXHIBIT 16

LETTER ON CHANGE IN CERTIFYING ACCOUNTANT



[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6TH street North, Suite 200, Great Falls, MT   59401
Phone (406) 453-2463  Fax (406) 727-3225




February 23, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We have read the Form 8-K, item 4, for M Corp
(SEC File No. 0-1008) dated February  23, 2004, and
Form 8-K/A dated April 27, 2004, we agree with the statements made therein concerning our resignation.


Sincerely,



 /s/Dwyer & Company, CPA, PC
Dwyer & Company, CPA, PC





13.

M Corp

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

LETTERHEAD OF ANDERSON ZURMUEHLEN & CO., P.C.]

We consent to the use in this report on Form 10KSB of our report dated April 14, 2004, relating to the financial statements as of and for the year ended
December 31, 2003 of M Corp.



	/s/Anderson ZurMuehlen & Co., P.C.




14.

M Corp

EXHIBIT 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS - CONTINUED



[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6th Street North, Suite 200, Great Falls, MT
Phone (406) 453-2463   Fax (406) 727-3225



We consent to the use in this report on Form 10KSB of our report dated May 9, 2003, relating to the financial statements as of and for the year ended
December 31, 2002 of M Corp.







/s/ Dwyer & Company, CPA,
Dwyer & Company, CPA, PC
15.

M Corp

EXHIBIT 31.1
CERTIFICATION

I, Paul J. McCann, certify that:

1. I have reviewed this annual report on Form 10-KSB of M Corp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of M Corp, as of, and for, the periods presented in this report.

4. M Corp's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f) for M Corp and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to M Corp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and:

c. Disclosed in this report any change in M Corp's internal control over financial reporting that occurred during M Corp's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;

16.

M Corp

CERTIFICATION

5. M Corp's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to M Corp's auditors and the audit committee of M Corp's board of directors:

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



    Date: April 15, 2004             s/Paul J. McCann
                           Paul J. McCann, Chief Executive Officer


























17.

M Corp

EXHIBIT 31.2

CERTIFICATION

I, D. Mellinger, certify that:

1. I have reviewed this annual report on Form 10-KSB of M Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of M Corp, as of, and for, the periods presented in this report.

4. M Corp's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for M Corp and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to
	 M Corp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. Evaluated the effectiveness of M Corp's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of
	 the end of the period covered by this report based on such evaluation; and:

   c. Disclosed in this report any change in M Corp's internal control over financial reporting that occurred during M Corp's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect M Corp's internal control over financial reporting;




18.

M Corp

CERTIFICATION

5. M Corp's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to M Corp's auditors and the audit committee of M Corp's board of directors:

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



    Date: April 15, 2004


s/D. Mellinger
   D. Mellinger, Chief Financial Officer



























19.

M Corp

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                        	18 U.S.C. SECTION 1350
                             AS ADOPTED UPRSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of M Corp on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date:  April 14, 2004              	 s/Paul J. McCann
                   		       Paul J. McCann,
                                     Chief Executive Officer




EXHIBIT 32.2

                       CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED UPRSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of M Corp on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Mellinger, Chief Financial Officer of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date:  April 14, 2004            s/D. Mellinger
   					   D. Mellinger,
                                 Chief Financial Officer

20.

M Corp

EXHIBIT #22

SUBSIDIARIES
									      Percentage
                                                            Voting
						    	                  Securities
Name of Company				      State of		Owned By
                                          Organization      Registrant
Century Title Insurance Company (Inactive) Montana            100

Diversified Realty, Inc.                   Montana             95

TSI, Inc.                                  Montana             93

UAC, Inc.                                  Delaware            (1)

TSI Business Systems, Inc.                 Montana             (2)

TSI Leasing, Inc.                          Montana             (2)

Personnel Service Inc.
(Formally First Montana Title
 Company of Great Falls)                   Montana             (3)

First Montana Title Insurance Company      Montana             (2)

First Montana Title Company of Billings    Montana             (4)

First Montana Title Company of Forsyth     Montana             (4)

Merritt Properties, Inc.                   Montana             (4)

Miramar, Inc.                              Montana             (2)

Consulting Associates, Inc.                Montana             (3)

Lake Place, Inc.                           Montana             (5)


(1)	Owned  87.3% by TSI, Inc.
(2)	Owned   100% by TSI, Inc.
(3)	Owned   100% by UAC, Inc.
(4)	Owned   100% by First Montana Title Insurance Company
(5)	Owned	   100% by Miramar, Inc.

TSI, Inc. and Diversified Realty, Inc., are each registered under the Exchange Act and each files its own Form 10-KSB pursuant to that act.



21.

M CORP

ANNUAL REPORT

2003

M CORP

AND CONSOLIDATED SUBSIDIARIES

ANNUAL REPORT

DESCRIPTION AND LINES OF BUSINESS

M Corp (sometimes referred to herein as the "Company") was incorporated in 1958 and operates as a financial holding company. The Company, through its wholly or majority-owned subsidiaries, is engaged in the title insurance business and the ownership and rental of real properties.

Title Insurance - First Montana Title Insurance Company (FMTIC, a wholly owned subsidiary of TSI, Inc., a ninety-two percent owned subsidiary of the Company) was organized in 1958. FMTIC is authorized to issue title insurance policies through its subsidiaries within the State of Montana only.

Real Estate Investments - The Company owns rental properties through its majority-owned subsidiaries. The rental properties include two commercial buildings located in Helena and Great Falls, Montana, two apartment complexes and several one to four unit residential properties located in Polson, Billings, and Great Falls, Montana. All lease agreements are short term, expiring more than once per year. One property located in Clearwater, Florida is listed for
sale and is not operated as a rental.    There are eighty units of
residential property with an average occupancy rate of 196 persons. The Company's investments in real estate are set forth in Note 12 (Investments In Real Estate) of the Notes to Consolidated Financial Statements.

The Company operates in a competitive business environment. The Company is not dependent upon one or a few major customers. M Corp does not own any one property which is equal to 10% or more of the Company's total assets and believes that all real property is adequately insured against loss. All Information concerning the Company's industry segments is set forth in Note 13 (Information on Segments of Business) of the Notes to Consolidated Financial Statements. The Company employed three full time and seventy part time or seasonal employees during 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

M Corp delivers annual reports to security holders including audited financial statements. The Company files required reports with the Securities and Exchange Commission (SEC). The SEC maintains a website which contains reports, proxy and information statements, and other information available for viewing at http://www.sec.gov.

Revenue from title insurance premiums and related fees increased
$485,690 (27.8%) in 2003 as compared with 2002, due primarily to the low interest rates during 2003 which resulted in increased purchases and refinances of property in the markets.

M CORP
AND CONSOLIDATED SUBSIDIARIES
ANNUAL REPORT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Continued

Interest revenues decreased $93,910(37.7%) in 2003 as compared with 2002 due primarily to a decrease in interest rates earned on cash deposits.

Rent revenues decreased $3,379(.7%) in 2003 as compared with 2002 due mainly to the length of time units remained empty once vacated.

Other income increased $145,305(166%) in 2003 as compared with 2002, due mainly to realized gains from donated property and investments.

Salaries and other personnel costs increased $179,232(16.1%) in 2003 as compared with 2002 due primarily to an increase in the number of personnel employed in the Company's title operations.

The provision for depreciation increased $8,717(9.8%)in 2003 as compared with 2002.

Other expenses increased by $442,913(57.8%)in 2003 as compared to 2002, due largely to the $277,387 in contributions during 2003 compared to $738 during 2002.

The provision for income taxes decreased from $156,900 in 2002 to $53,213 in 2003, a change of $103,687(66%) due primarily to the charitable contribution of $273,577 of appreciated investments during the year.

During 2003 the Company changed its estimate for probable amounts due on income tax disputes from $270,000 to $20,000, resulting in a $250,000 benefit in the 2003 statement of income.

The Company plans to continue operations while looking for ways to improve profitability and remain competitive in each market.

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

M CORP

AND CONSOLIDATED SUBSIDIARIES

FINANCIAL REPORT

DECEMBER 31, 2003





CONTENTS




	PAGE

INDEPENDENT AUDITOR'S REPORTS 	                   4-5


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 2003 and 2002 	 6-7


  Statements of Income and Comprehensive Income
   for the Years Ended
   December 31, 2003 and 2002 	                   8


  Statements of Stockholders' Equity
   for the Years Ended
   December 31, 2003 and 2002 	                   9


  Statements of Cash Flows for the Years
   Ended December 31, 2003 and 2002 	             10-11


  Notes to Consolidated Financial Statements 	       12-20




OTHER INFORMATION 	                               21

Independent Auditor's Report



To The Board of Directors
M Corp
Great Falls, MT  59405



We have audited the accompanying consolidated balance sheet of M Corp and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of M Corp for the year ended December 31, 2002 were audited by other auditors, whose report, dated May 9, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M Corp and consolidated subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles accepted in the United States of America.






ANDERSON ZURMUEHLEN & CO., P.C.


April 14, 2004
Helena, Montana

Report of Independent Auditors



To The Board of Directors
M Corp



We have audited the accompanying consolidated balance sheet of M Corp as of December 31, 2002, and the related consolidated statement of income, stockholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M Corp as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





DWYER & COMPANY, CPA's, P.C.

Great Falls, MT

May 9, 2003

M CORP AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

DECEMBER 31, 2003 and 2002


ASSETS								2003		2002

Current Assets

   Cash (Note 3)					$	26,198,673 	$	25,706,672
   Investment Securities (Note 4)			1,192,379 		1,014,479
   Trade Accounts Receivable, Less
     Allowance for Doubtful Accounts of
     $11,500 in 2002 and 2003			   	   95,991 		  102,513
   Prepaid Expenses					   51,105 		   56,508
   Income Tax Prepayments (Note 7)			  250,000 		     --

              Total Current Assets			27,788,148 		26,880,172


Other Assets
   Other Investments (Note 4)				   105,200 		   105,000
   Noncurrent Investments (Note 4)                 608,949 		   481,580
   Deferred Tax Asset (Note 7)			    94,069 		    34,546

              Total Other Assets          	   808,218 		   621,126


Investments In Property, Plant and
  Equipment, at Cost (Notes 1 and 13)
    Buildings                                   2,201,687 		2,197,396
  Furniture, Fixtures and Equipment			  185,144 		  543,039

								2,386,831 		2,740,435
      Less Accumulated Depreciation		     (1,862,963)       (2,182,224)
								  523,868 		  558,211
Title Plants    						  110,024 		  110,024

Land								   79,300 		   83,434

  Net Property, Plant and Equipment               713,192 		  751,669

							$	29,309,558 	$	28,252,967


See Notes to Consolidated Financial Statements.

M CORP

AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

DECEMBER 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS' EQUITY			2003		2002

Current Liabilities

   Accounts Payable					$	88,770 	$	91,499
   Accrued Liabilities					     141,013 	     137,038
   Dividends Payable						44,094 		44,094
   Income Taxes Payable (Note 7)				   --		      38,808
   Related Party Payable (Note 11)				159,129 		159,129
   Deferred Income Taxes 					305,756 		   --

              Total Current Liabilities			738,762 		470,568

Provision for Estimated Title and
  Escrow Losses							785,355 		815,013
Minority Interests in Consolidated Subsidiaries	    2,480,412         2,444,499
Deferred Income Taxes (Note 7)				   --		       41,450
Other Liabilities							  7,535 		 15,755

								    3,273,302           3,316,717
Commitments (Note 9)

Stockholders' Equity

   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
      1,553,515 and 1,556,250 shares issued
      and outstanding as of December 31,
	2003 and 2002, respectively			   1,553,515 	      1,556,250
   Capital Surplus (Note 10)				   18,966,75           18,991,365
   Retained Earnings (Note 10)                     4,366,687 		3,762,779
   Accumulated Other
     Comprehensive Income (Note 4)			     410,542 		  155,288

               Total Stockholders' Equity         25,297,494 	     24,465,682

							$	  29,309,558 	$    28,252,967

See Notes to Consolidated Financial Statements.

M CORP

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


								2003		2002
Revenues

  Title Insurance Premiums
    and Related Fees			$	2,230,887 	$	1,745,197
  Interest                                  155,487 		  249,397
  Rent						  480,156 		  483,535
  Other (Note 6)					  233,040 		   87,735

							3,099,570 		2,565,864

Operating Expenses

  Salaries and Other Personnel Costs	1,290,857 		1,111,625
  Depreciation					   97,054 		   88,337
  Rent						   63,192 		   49,048
  Title and Escrow Losses			    3,712 		   12,612
  Interest							144 		       23
Other General and
    Administrative Expenses			1,208,752 		  765,839

							2,663,711 		2,027,484

           Operating Income			  435,859 		  538,380

Minority Interest Share of Consolidated
  Subsidiaries Net (Income)			  (28,738)		  (21,928)
Income Before Income Taxes			  407,121 		  516,452
Income Tax (Expense)(Note 7)		        (53,213)		(156,900)
Change in Accounting Estimate (Note 12)	  250,000 		   --

           Net Income				  603,908 		  359,552

Other Comprehensive Income (Loss),
   Net of Income Taxes:
   Unrealized Holding Gains (Losses):
   Gain (Loss) Arising During Year		  332,402 		(96,591)
   Reclassification Adjustment		  (77,148)		  2,679
          Other Comprehensive Income (Loss) 255,254 		(93,912)

           Comprehensive Income 	 $      859,162 	$	265,640

Basic Earnings Per Share		 $	    0.39 	$	  0.23

Weighted Average Shares				1,555,667 		1,557,764

See Notes to Consolidated Financial Statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


							                  Accumulated
							                  Other
		               Common	Capital	Retained	Comprehensive
		               Stock	Surplus	Earnings	Income	Total


Balances,
  January 1, 2002	      $1,558,979 $19,029,576 $ 3,403,227 $249,200 $24,240,982
Net Income			                           359,552		      359,552
Cancelled Stock
(2,729 shares)		   (2,729)    (38,211)				     (40,940)
Change in Net Unrealized
  Holding Gains, Net of
  tax of $55,646							      (93,912)   (93,912)
Balances,
  December 31, 2002      1,556,250  18,991,365   3,762,779  155,288  24,465,682
Net Income						         603,908 		      603,908
Cancelled Stock
(2,735 shares)	         (2,735)    (24,615)				     (27,350)
Change in Net Unrealized
   Holding Gains, Net of
   tax of $176,601							255,254 	255,254
Balances,
  December 31, 2003	$1,553,515 $18,966,750 $ 4,366,687 $410,542 $25,297,494


See Notes to Consolidated Financial Statements.

M CORP

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


INCREASE (DECREASE) IN CASH

									2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash Received From Customers		$	3,052,025 	$	2,353,857
  Cash Paid to Suppliers and Employees	     (2,656,807)	     (2,134,011)
  Interest and Dividends Received in Cash		  210,255 		  311,540
  Income Taxes Paid in Cash				 (109,950)		 (394,050)

Net Cash Provided By Operating Activities		  495,523 		  137,336

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash Proceeds From Sales and Redemptions
    of Property, Plant and Equipment		  10,250 		     --
  Cash Purchases of Minority Interests		    --		  (10,832)
  Property and Equipment Purchases			(62,712)		  (57,009)
  Cash Received on Dispositions of
    Investments					    1,156,944 		1,320,479
  Cash Purchases of Current Investments	   (1,080,654)		(388,921)

Net Cash Provided By Investing Activities		 23,828 		  863,717

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends Paid in Cash				    --		      (3)
  Cash Purchases of Common Stock			(27,350)		 (40,940)

Net Cash (Used) By Financing Activities		(27,350)		 (40,943)

     NET INCREASE IN CASH				492,001 		  960,110

     CASH - BEGINNING OF YEAR			   25,706,672 		24,746,562

     CASH - END OF YEAR			     $   26,198,673 	$	25,706,672



(Continued)

M CORP

AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS - Continued

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002


RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES


								2003		2002

Net Income					$	603,908 	$	359,552

Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities:

  Depreciation					97,054 		88,337

  Provision For Title Losses			(29,658)		   --

  Minority Share of Consolidated
    Subsidiaries Net Income			28,738 		21,928

  (Gain) Loss on Sale of Fixed Assets	(24,878)		   --

   Deferred Income Tax Expense (Benefit)	(33,581)		(13,450)

   Change in Accounting Estimate		(250,000)		   --

   Realized (Gains) on Dispositions
    of Investments				(142,935)		(6,358)

   Property and Investments Donated		273,557 		   --

   Change in Minority Interest		  7,175 		   --

  Changes in Operating Assets and Liabilities

    (Increase) Decrease in Accounts
      Receivable	                          6,522 		(16,160)

    (Increase) in Prepaid Expenses		  5,403 		(13,358)


    (Decrease) in Payables and
       Accrued Liabilities			(6,974)		(59,455)


    (Decrease)in Income Taxes Payable	(38,808)		(223,700)

NET CASH PROVIDED BY OPERATING
  ACTIVITIES				$	495,523 	$	 137,336


Non Cash Investing and Financing Activities:
   Donation of property and
    investments				$	273,557 	$	   --


See Notes to Consolidated Financial Statements.

M CORP

AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations, Risks and Uncertainties
The Company's primary business based on revenues is title insurance.

The process of preparing financial statements in conformity with generally accepted accounting principles requires the se of estimates and assumptions that affect reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the provision for estimated title and escrow losses and the income tax provision. Management believes the provisions are adequate but not excessive.

(b)  Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Depreciation and Amortization
Property, plant and equipment is comprised of furniture and fixtures, buildings, title plants and land. Furniture and fixtures are carried at cost. Depreciation is computed over recovery periods of three to ten years using declining balance methods with a mid-quarter convention. Buildings and building improvements are carried at cost. Depreciation is computed over recovery periods of ten to twenty-seven and one-half years using the straight line method with a mid-month convention. Title plants and land are carried at cost and are not depreciated.

(d) Fiduciary Assets and Liabilities
The assets and liabilities of the escrows administered by the Company are not included in the consolidated balance sheets.

(e) Title Insurance Income and Related Fees
The Company follows the practice of recording title insurance premiums as income upon the issuance of the title insurance policy or the collection of payment for the non-refundable title insurance preliminary commitment, whichever occurs first. All other fees and charges are recognized as income upon the rendering of services.

M CORP
AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(f)   Income Taxes
The Company follows the practice of recording deferred income taxes resulting from timing differences between financial reporting and income tax reporting. The Company does not provide for deferred income taxes resulting from the undistributed earnings of subsidiary companies included in the consolidated statements of income because the companies file consolidated federal income tax returns and therefore any dividends paid to the Company are nontaxable. Investment tax credits are recorded as a reduction of the provision for federal income taxes in the year utilized.

(g) Policy of Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

(h) Comprehensive Income
Comprehensive income includes net income, as well as other changes in stockholder's equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

(i) Earnings Per Share
Basic earnings per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

	(j) Retirement Plans
The Company adopted an employee savings plan under Section 401(k) of the Internal Revenue Code (the "Code") during 1998. The Company allows eligible employees to contribute the maximum percentage of their compensation allowed by the Code. The Company matches employee contributions in an amount equal to fifty percent of the first six percent of the employee's compensation up to a maximum of $1,080. Participants are at all times fully vested in their contributions and are gradually vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were $5,716 and $6,160 for 2003 and 2002, respectively.

(k) Reclassifications
Certain reclassifications have been made to the prior year amounts to make them comparable to the 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(l)  New Accounting Pronouncements
There are no new accounting pronouncements yet to be implemented by the Company where this Company believes adoption will have a material impact on results of operation or financial position.

M CORP

AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.  NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

The Company is engaged in the title insurance business within the state of Montana, in the title insurance agency business in Yellowstone and Rosebud Counties, Montana and in the ownership and rental of properties located primarily in Montana. Based on revenues, the Company's primary business is operating title companies. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ from those estimates.

As the Company's operations are conducted almost exclusively within the State of Montana, items and/or events affecting the economy within the State of Montana could adversely affect the Company and the Company's operations.

3.	CASH BALANCES
The Company maintains accounts with various financial institutions and stock brokerage firms. Cash balances are insured up to $100,000 by either the Securities Investor Protection Corporation ("SIPC") or the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, cash balances totaling $23,842,327 were uninsured by either the SIPC or the FDIC.

The Board of Directors of the Company has approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other corporate purposes and acquisitions.

4.  INVESTMENT SECURITIES AND OTHER INVESTMENTS
The Company has classified all of its current and other investments, as available for sale. Following is a summary of the Company's investments:

                              	             2003       2002
Current Assets:
  Cost                     		         $ 904,416  $1,047,811

Gross Unrealized Holding Gains                316,524      64,868

Gross Unrealized Holding Losses               (28,561)    (98,200)

Fair Value                                  $1,192,379  $1,014,479


Noncurrent Assets:

Cost                                        $ 115,290   $  166,443

Gross Unrealized Holding Gains                493,659      315,137

Fair Value                                  $ 608,949   $ 481,580

M CORP

AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. INVESTMENT SECURITES AND OTHER INVESTMENTS - Continued

Other noncurrent investments totaling $105,200 at December 31, 2003 consist of $105,0000 in certificates of deposit, which are on deposit with the State of Montana Commissioner of Insurance and are restricted as to use by law, and $200 reserve deposit held by Peak Property Management in Bozeman, Montana.

Realized gains and losses are determined on the basis of specific identification. During 2003 and 2002, sales proceeds and gross realized gains and losses were as follows:

                                       2003              2002

Sales Proceeds                    $ 1,156,944        $ 1,320,479
Gross Realized Gains              $   210,141        $    11,426
Gross Realized Losses             $    67,206        $     4,888


5. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:



                                       2003              2002

Property Taxes                    $     --           $   59,888
Compensation                            --               46,274
Security Deposits                    27,777              23,177
Unearned Rental Income                6,418                --
Other                               106,818               7,699

                                  $ 141,013          $  137,038
6. OTHER INCOME

Other income consists of the following:

                                       2003              2002
Dividends                         $  54,769          $   62,143
Gain on Sale of Property
  and Investments                   170,051               6,358
Amortization of Deferred Credit       8,220               8,220
Other                                   --               11,014

                                  $ 233,040          $   87,735

M CORP


AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.  INCOME TAXES

Income tax expense(benefit) consists of the following:



                                       2003             2002

Current                            $  86,794        $ 170,350
Deferred                             (33,581)         (13,450)

                                   $  53,213        $ 156,900

The income tax expense reflected in the financial statements differs from the amounts that would normally be expected by applying the U.S. Federal income tax rates to income before income taxes. The reasons for the differences are as follows:

                                       2003             2002

Computed "Expected" Tax Expense     $162,848        $ 183,049
Purchase Accounting Adjustments          --            (4,447)
Minority Interest in Subsidiaries'
   Income                                --             7,456
Dividends Received Deduction        (13,000)          (14,773)
Nontaxable Interest                 (43,742)          (55,056)
State Income Taxes                       --            44,700
Charitable contribution deduction   (69,238)              --
Other                                16,345            (4,029)

                                   $ 53,213         $  156,900

Deferred income taxes result from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these timing differences are as follows:

                                      2003              2002

Allowance for Doubtful Accounts    $  4,000         $  4,000
Accumulated Depreciation             24,944           11,350
Unrealized Gain on Investments     (305,756)        (129,154)
Contribution Carry Forward           62,715              --
State NOL Carry Forward               2,410              --
Excess of Financial Reporting
  Reserves For Title and Escrow
  Losses Over Income Tax
  Reporting Reserves For Title
  and Escrow Losses                  91,000          106,900

                                   $(120,687)       $ (6,904)

M CORP

AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	INCOME TAXES - Continued

The amounts of deferred tax assets and liabilities as of December
31, are as follows:

                                        2003          2002

Deferred Tax Asset, Net of Valuation
 Allowance of $91,000 in 2003
 and $0 in 2002                      $ 94,069       $ 34,546

Deferred Tax Liability               $305,756       $ 41,450

A valuation allowance has been provided for year 2003 primarily for the deferred tax asset relating to title and escrow losses.

8. PROVISION FOR ESTIMATED TITLE AND ESCROW LOSSES

The Company's subsidiary, First Montana Title Insurance Company (FMTIC, wholly owned by TSI, Inc.) issues title insurance policies in the State of Montana. The terms of policies issued are indefinite and premiums are not refundable. FMTIC is a party to various litigation and claims wherein, among other things, insured generally claim defects in insured titles, unreported liens or improper practices. FMTIC is also required under many of its policies issued to provide defense for its insureds in litigation founded upon alleged defects or other matters insured against by the policy. Such litigation and claims are normal occurrences within the title insurance industry. In accordance with generally accepted accounting practices, FMTIC has established a provision for estimated title and escrow losses which appears on the consolidated balance sheets under the same title. FMTIC has established the provision for estimated losses on (1) claims known to FMTIC and (2) claims unknown to FMTIC but incurred upon issuance of policies as well as for estimated external settlement expenses to be incurred. The provision has been reduced for estimated recoveries.

9. COMMITMENTS

The Company leases its office buildings in Billings and Forsyth from third parties. Agreements for the leases of office space are month to month. Rental expense for office space for the years ended ecember 31, 2003 and 2002, was $56,075 and $49,048, respectively. Annual rental commitments for the ensuing calendar years are as follows:
calendar year 2004 - $56,268 and calendar year 2005 - $56,268.

The Board of Directors of the Company has approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other corporate purposes and acquisitions. The Company set aside funds in the amount of $24,215,000 for the potential acquisition of said stock.

M CORP


AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


10. DIVIDEND RESTRICTIONS

M Corp, the parent company, depends in part upon cash dividends from its subsidiaries for the funding of its cash requirements. Statutes of the State of Montana restrict dividends paid by First Montana Title Insurance Company (FMTIC), the parent company's lower tier subsidiary. FMTIC is required to obtain regulatory approval before making any dividend distributions. At December 31, 2003, substantially all retained earnings were subject to such restrictions. At December 31, 2003, FMTIC's statutory capital and surplus as regards policyholders amounted to $9,724,150.

The Board of Directors of the Company has approved the Company's participation with its subsidiaries in the purchase of all, or substantially all, the outstanding stocks of a bank, which if successfully accomplished would significantly affect the liquidity of the Company, the cash available to pay dividends and the cash available for other corporate purposes and acquisitions.



11.	RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company owed $135,129 to Jefferson Management Company. Jefferson Management owns 44.7% of M Corp. The Company also owed $24,000 to S. M. McCann for legal services fees during the year of 1998. S. M. McCann is currently the President and Director of M Corp.


12.  CHANGE IN ACCOUNTING ESTIMATE

Prior to 2003, the Company had accrued approximately $270,000 for settlement of anticipated income tax disputes. As of December 31, 2003, management estimates that $20,000 is probable for payment on these disputes. Therefore, in 2003, the Company recorded $250,000 as a change in accounting estimate.

M CORP

AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



13.	  INVESTMENTS IN REAL ESTATE

The Company leases property under operating leases now expired.
There are no minimum future rentals to be received on non-cancelable leases as of December 31, 2003, and the consolidated statements of income do not contain any contingent rental income. Following is a summary of the Company's investments in real estate.

				     GROSS AMOUNT CARRIED
			DATE	      ON BALANCE SHEET	    ACCUMULATED  AMOUNT OF
DESCRIPTION		ACQUIRED LAND  BUILDINGS   TOTAL  DEPRECIATION ENCUMBRANCE
December 31, 2003:
Commercial Building
  Helena, Montana	1966	 $23,037 $332,615 $ 355,652 $ 327,287 $	-
Apartment Complex
  Polson, Montana	1983	  23,037  332,245   355,282   299,303 	-
Apartment Complex
  Great Falls,
   Montana		1974	  10,252  217,243   227,495   217,243 	-
Other Rental Units Var.	     -- 1,162,959 1,162,959   739,171 	-
Buildings Occupied By
  The Company and
  Miscellaneous
  Properties	 Var.	 22,974   156,625   179,599   148,417 	-

			      $79,300 $2,201,687$2,280,987$1,731,421$	-
December 31, 2002:
Commercial Building
  Helena, Montana	1966	$23,037  $332,615 $  355,652$	 325,523 $	-
Apartment Complex
  Polson, Montana	1983	 23,037   327,953    350,990 	  295,939	-
Apartment Complex
  Great Falls,
   Montana		1974	10,252    217,243    227,495 	  217,243 	-
Other Rental Units Var.	   -	  1,162,959  1,162,959    685,593 	-
Buildings Occupied By
  The Company and
  Miscellaneous
  Properties	 Var.	27,108    156,626    183,734 	  147,553 	-

			     $83,434 $2,197,396 $2,280,830 	$1,671,851$	-

M CORP
AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14	.	INFORMATION ON SEGMENTS OF BUSINESS

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
							  Total
		    Sales To		     Segment    Net		           Expenditures
		    Outside	 Interest   Operating  Segment  Depreciation For Segment
		    Concerns   Revenues    Profit    Assets   Expense      Segment

Year Ended
 December 31,
   2003:

   Financial
    Holding
     Company  $   51,512 $  91,865 $(136,421) $12,078,791 $ 3,851 $ 2,000

   Title Insurance
    Operations 2,402,050    63,622   748,193  16,062,099   9,110   27,362

   Rental
    Properties   490,521     --    (175,913)   1,168,668  84,093   33,350

Consolidated  $2,944,083 $ 155,487 $435,859  $29,309,558 $97,054  $62,712


Year Ended
 December 31,
   2002:

   Financial
    Holding
     Company  $   37,507 $ 101,528 $(70,197) $12,583,329 $ 1,565  $  --

   Title Insurance
    Operations 1,795,425   147,869 	598,942   14,961,515   9,110   20,824

   Rental
    Properties  483,535 	--	  9,635     708,123   77,662   36,185

Consolidated  $2,316,467 $ 249,397 $538,380  $28,252,967 $88,337  $57,009

15.  SUBSEQUENT EVENT

     On April 14, 2004, the Company filed Form 15-12G with the Securities Exchange Commission to suspend public company filing requirements.

M CORP

AND CONSOLIDATED SUBSIDIARIES


DIRECTORS AND OFFICERS



NAME						OCCUPATION

S. M. McCann			Attorney at Law, Business Owner
Director, President		San Luis Obispo, California
President

R. Bruce Robson			Data Processing Manager,
Director				Sletten Construction Co.
                              Great Falls, Montana

A. M. McCann			Investor, Retired Businesswoman
Director				Clearwater, Florida

Paul J. McCann			Executive Officer, Business Manager
Chief Executive Officer		Clearwater, Florida

D. M. Mellinger			Accountant
Chief Financial Officer		Great Falls, Montana



MARKET INFORMATION

To the best knowledge of the Company, the Company's common stock is not traded on any securities exchange, nor are records kept of any quotations by securities dealers or Pink Sheets LLC, nor are bid and asked quotations for the Company's common stock reported in any newspapers.

There are approximately 600 holders of record of the Company's common stock.

A copy of the Form 10-KSB Annual Report may be obtained upon written request to the Company.


M Corp
P. O. Box 2249
110 Second Street South
Great Falls, MT  59403-2249
406-727-2600