Form 10QSB
period 2004-03-31
M CORP
filed 2004-07-20
CIK 67715

U.S. Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF   1934
        For the quarterly period ended  March 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT   For the transition period from      to

Commission file number  0-1008

M Corp
(Exact name of small business issuer as specified in its charter)

              Montana                        81-0268769
(State or other jurisdiction of      (Employer Identification No.)
incorporation or organization)

128 Second Street South, Great Falls, Montana   59405
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

                      Class          Outstanding at March 31, 2004
$1.00 Par Value Common Stock                 1,537,243 Shares

Transitional Small Business Disclosure Format (Check One): Yes ; No X

M CORP

INDEX

MARCH 31, 2004


                                                      Page Number
PART I

  Condensed Consolidated Financial Statements:

Balance Sheet -
  March 31, 2004                                          2

Statements of Income and Comprehensive Income -
  Three Months Ended March 31, 2004 and 2003              3

Statements of Cash Flows -
  Three Months Ended March 31, 2004 and 2003              4

Notes to Consolidated Financial Statements              5-6

  Management's Discussion and Analysis of the
 Consolidated Statements of Income                        7
  Controls and Procedures                                 8

PART II

  Other Information                                    9-10

  Signatures                                             11

  Certifications                                      14-18

M CORP
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2004


ASSETS

Current Assets
   Cash	                                     $	22,518,718
   Marketable Securities, at Fair Value		 4,629,809
   Receivables, Net		                    77,385
   Prepaid Income Taxes		                   275,905
   Prepaid Expenses		                    45,094

      Total Current Assets		        27,546,911

Noncurrent Investments, at Fair Value 		   706,060

Property, Plant and Equipment, Net		   829,282

Total Assets	                              $	29,082,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities   $	   270,543
   Current Deferred Income Taxes		   116,746
   Related Party Payable		           159,129

       Total Current Liabilities		   546,418


Provision for Estimated Title and Escrow Loses	   778,748
Minority Interests 		                 2,415,231
Long Term Deferred Income Taxes		           126,470

Stockholders' Equity
   Common Stock, $1.00 Par Value,
     5,000,000 shares authorized,
     1,537,243 shares issued and outstanding	 1,537,243
   Capital Surplus		                18,820,301
   Retained Earnings		                 4,431,967
   Accumulated Unrealized Gain (Loss)		   425,875

               Total Stockholders' Equity	25,215,386

Total Liabilities and Stockholders' Equity    $	29,082,253


See Notes to Consolidated Financial Statements.

M CORP

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME



				For The Three Months
					Ended
				      March 31,
		                    2004		2003


Operating Revenues	$	588,303 	$	636,797

Operating Expenses

  Salaries and
     Payroll Costs		286,194 		238,923

  Other Expenses		201,542 		255,418

Operating Expenses		487,736 		494,341

Operating Income		100,567 		142,456


Minority Portion
   Of Income		        (8,742)		        (7,988)

Income Before
   Income Taxes		         91,825 		134,468

Income Tax Expense		(26,545)		(19,821)

Net Income		         65,280 		114,647

Other Comprehensive Income
  Increase (Decrease) in
  Unrealized Holding Gains,
  Net of Income Taxes		 15,333 		29,987

Comprehensive Income	$	80,613 	       $	144,634

Earnings per Share	$	0.04	       $	0.07

Weighted Average Shares	     1,545,306 		      1,556,230




See Notes to Consolidated Financial Statements.

M CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS




		                            For The Three Months
		                                  Ended
		                                March 31,
		                             2004	    2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided By
   Operating Activities	                  $   49,152 	$   286,779


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash Purchases of Furniture and
   Equipment                                (137,488)      (14,206)

  Cash Purchases of Minority Interests	      --	    (3,346)

  Cash Used For Purchases of Marketable
    Securities Available For Sale         (3,442,291)	(1,012,610)

  Cash Received on Dispositions of Marketable
    Securities Available For Sale             13,392        117,782

Net Cash Provided (Used) By
   Investing Activities		         (3,566,387)	  (912,380)

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Purchases of Common Stock	  (162,720)        (1,911)

   Dividends Paid In Cash		   --		   --

Net Cash Provided (Used) By
   Financing Activities		         (162,720)         (1,911)

NET INCREASE IN CASH		       (3,679,955)	 (627,512)

CASH - BEGINNING OF PERIOD		26,198,673 	25,706,672

CASH - END OF PERIOD	            $	22,518,718    $	25,079,160







See Notes to Consolidated Financial Statements.

M CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

Note 1.  Basis of Presentation
In the opinion of management, all adjustments necessary (consisting of only normal recurring accruals) have been made to the unaudited financial statements to present fairly the Company's financial position as of March 31, 2004 and the results of the Company's operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Members of the Anne Marie and Paul J. McCann family control, directly or indirectly, approximately 95% of the Company's issued and outstanding common stock.

Note 2.  Significant Accounting Policies
For the purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and money market accounts, all with original maturities of three months or less.

The Company's investment security portfolios, current and noncurrent, are carried at fair value in the Company's balance sheet at March 31, 2004. The net unrealized holding gain at March 31, 2004, net of the estimated income tax effects and minority interests in the unrealized holding gains, is included in Accumulated Other Comprehensive Income at March 31, 2004.

Basic earnings per share (EPS) is calculated by dividing net income by the weighted number of common shares outstanding for the period.

Note 3.  Contingencies

The Board of Directors has approved the Company's participation in an attempt to purchase a savings and loan institution. Should the purchase take place, the liquidity of the Company will be significantly affected.

M CORP

MARCH 31, 2004

Note 4.  Segment Information

Sales to outside concerns, interest revenues and segment operating profit for the Company's reportable segments were as follows for the period ended March 31, 2004:



                             Sales To	                Segment
			     Outside      Interest     Operating
			     Concerns     Revenues       Profit

Financial Holding Company    $ 55,358    $ 28,036      $(10,852)
Title Insurance Operations    369,382      10,477        76,297
Rental Properties             125,050        --          35,122

Consolidated                 $549,790    $ 38,513      $100,567


Note 5.  Subsequent Event
Diversified Realty, Inc., a subsidiary of M Corp owned one property, not operated as a rental unit, in Clearwater, Florida
which was listed for sale as of March 31, 2004.   On May 25, 2004
the Company sold this property which is carried on the financial statements at a cost of $122,000 with $60,938 in accumulated
depreciation.    The net proceeds from the sale, $484,231, are
currently being held by Asset Preservation Inc. pending a like-kind exchange expected to occur in the second or third quarter of 2004. The Company has not yet identified the new property in connection with this exchange.

M CORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF THE STATEMENTS OF INCOME

MARCH 31, 2004

A summary of the period to period changes in items included in the statements of income is shown below.





                                              COMPARISON OF
                                               Three Months
                                                  Ended
                                                March 31,
                                              2004 and 2003



                                                     Increases
                                                    (Decreases)


		Operating Revenues	$  (48,494)	 (7.6%)

		Operating Expenses	$    (6,605)	 (1.3%)

		Net Income		$  (49,367)	(43.1%)


Revenues decreased $48,494 in the first quarter of 2004 compared with the first quarter of 2003 primarily to a decrease in title income of $154,129 (30.1%) and a gain on sale of securities in the amount of $10,000 during first quarter 2004 compared to a loss of $61,752 during the same time period in 2003. Other factors include a $13,874 (12.5%) increase in rental income and an increase in other revenue of $25,220. Operating expenses decreased $6,605 (1.3%) in the first quarter of 2004 as compared with the first quarter of 2003 due to decrease in other expenses of $56,652 (24.1%), an increase in depreciation of $2,777 (13.7%), and an increase in salaries of $47,270 (19.8%) The provision for income tax expense increased by $6,724 (33.9%) in the first quarter of 2004 as compared with the first quarter of 2003 due mainly to an increase in deferred income tax expense caused primarily by bonus depreciation.

M CORP

CONTROLS AND PROCEDURES

MARCH 31, 2004

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

Changes in internal controls, subsequent to the date of this evaluation. Our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, ummarized, and reported within the time period specified in Securities and Exchange Commission rules or regulations.

M CORP

PART II

OTHER INFORMATION

MARCH 31, 2004



ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

M CORP

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

          Exhibit
          Number   Description                               Page #

	3.1	   Articles of Incorporation                    12
	3.2	   By-Laws                                      12
	10	   Material Contracts                           12
	16	   Letter on change in certifying accountant    13
	31.1	   Certification required under Section 302  14-15
	31.2	   Certification required under Section 302  16-17
	32.1       Certification required under Section 906     18
	32.2       Certification required under Section 906     18



   (b)  Reports on Form 8-K

On October 20, 2003, Dwyer & Company, Pc, our independent accountant, resigned, when the review for the period ending September 30, 2003 was completed. February 23, 2004, we engaged Anderson ZurMuehlen & Co., P.C. as our principal accountant to audit our financial statements. Dwyer & Company, CPA, PC's report on the financial statements for either of the past two years did not contain an adverse opinion and was not modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K was filed on February 24, 2004, regarding the change in auditors. On April 27, 2004, Form 8-K/A was filed including additional disclosures required by the Securities Exchange Commission.

M CORP

	SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



M Corp




Date:  July 9, 2004		      By:	  s/S. M. McCann
                                             S. M. McCann,
President, Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 9, 2004.





Director                                s/R. Bruce Robson
                                           R. Bruce Robson

Director                                s/A.M. McCann
					    A.M. McCann

Chief Financial Officer                 s/D. Mellinger
                                            D. Mellinger

Chief Executive Officer                 s/Paul J. McCann
                                           Paul J. McCann

M CORP

EXHIBIT 3.1

ARTICLES OF INCORPORATION

There have been no amendments to the Articles of Incorporation for M Corp during the first fiscal quarter of 2004.





EXHIBIT 3.2

BY-LAWS

During the first quarter ending March 31, 2004, there were no changes to M Corp's By-laws.






EXHIBIT 10

MATERIAL CONTRACTS

No material contracts were executed or became effective during the first quarterof 2004.

M Corp

EXHIBIT 16

LETTER ON CHANGE IN CERTIFYING ACCOUNTANT



[DWYER & COMPANY, CPA, PC LETTERHEAD]

DWYER & COMPANY, CPA, PC [LOGO]

18 6TH street North, Suite 200, Great Falls, MT   59401
Phone (406) 453-2463  Fax (406) 727-3225




February 23, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We have read the Form 8-K, item 4, for M Corp (SEC File No.
0-1008) dated February  23, 2004, and form 8-K/A dated April
27, 2004, and we agree with the statements made therein concerning our resignation.


Sincerely,



 /s/Dwyer & Company, CPA, PC
 Dwyer & Company, CPA, PC











13
M Corp

EXHIBIT 31.1
CERTIFICATION

I, Paul J. McCann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of M Corp;

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



    Date: July 9, 2004             s/Paul J. McCann
                                    Paul J. McCann,
                                    Chief Executive Officer

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



    Date: July 9, 2004             s/D. Mellinger
                                    D. Mellinger,
                                    Chief Financial Officer

M Corp

EXHIBIT 32.1

                        		    CERTIFICATION PURSUANT TO
                         			18 U.S.C. SECTION 1350
                         	    	     AS ADOPTED UPRSUANT TO
                      		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. McCann, Chief Executive Officer of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date:  July 9, 2004              	 s/Paul J. McCann
                                         Paul J. McCann,
                                         Chief Executive Officer


EXHIBIT 32.2

                        		    CERTIFICATION PURSUANT TO
                         			18 U.S.C. SECTION 1350
                         	    	     AS ADOPTED UPRSUANT TO
                      		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of M Corp on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Mellinger, Chief Financial \Officer of M Corp, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

The report fully compiles with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of M Corp.

Date:  July 9, 2004              	 s/D. Mellinger
   					   D. Mellinger,
                                           Chief Financial Officer